Form 10KSB
period 1996-03-31
NORTHERN DANCER CORP
filed 1997-02-14
CIK 820408

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended:  March 31, 1996

                  Commission File No. 33-9640-LA

                   NORTHERN DANCER CORPORATION
          ---------------------------------------------
          (Name of small business issuer in its charter)

           Colorado                             68-0133692
-------------------------------     ---------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification Number)
incorporation or organization)

       370-17th Street, Suite 2300, Denver, Colorado 80202
   -----------------------------------------------------------
   (Address of principal executive offices, including zip code)

                          (303) 572-5000
                    --------------------------
                   (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes -- No -X-

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year were $5,995.

To the best of management's knowledge, no purchasers or sales of the issuer's voting stock have occurred, and no market price for such stock has been quoted, in the past 60 days. As a result, the issuer is unable to compute the aggregate market value of the voting stock held by non-affiliates by reference to the price at which the stock was sold, or to the average bid and asked prices of such stock, as of a specified date within the past 60 days.

                              PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     Northern Dancer Corporation (the "Company") is a development stage enterprise formed under the laws of the State of Colorado on January 16, 1987, to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietor-ships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is not limited to any operation or geographic area in seeking out opportunities. Management has not identified any particular business or industry within which the Company will seek an acquisition or merger. The Company has not conducted, nor have others made available to it, market research supporting the viability of the Company's proposed operations.

     The Company sold 23,915,000 Units of no par value common stock ("Common Stock") at $.02 per Unit, for net proceeds of $478,300 in a public offering which closed on March 28, 1988. Each Unit consists of two shares of the Company's no par value common stock and one Class A Common Stock Purchase Warrant. Each Class A Warrant entitles the holder to purchase one share of common stock and one Class B Common Stock Purchase Warrant at a price of $.02. Each Class B Warrant entitles the holder to purchase one share of common stock and one Class C Common Stock Purchase Warrant at a price of $.04. Each Class C Common Stock Purchase Warrant entitles the holder to purchase one share of common stock at a price of $.06. During the year ended March 31, 1996, the expiration dates of the Class A, B and C warrants were extended to December 31, 1996. The Class A, B and C Warrants are detachable and may be separately traded. The Company has the right to call any or all of the Warrants with 30 days' notice at a price of $.0001. No warrants have been exercised as of March 31, 1996.

     During February, 1994, the Company entered into a 90 day option agreement with an unaffiliated company which holds a five-year license agreement with the Republic of Madagascar to search for ships that have sunk within the Malagasy territorial waters. The Company incurred expenses of approximately $55,000 related to this project including the costs of conducting an underwater search of the area where a particular shipwreck was believed to be located, but the search was unsuccessful. Therefore, the Company did not exercise its option to acquire an interest in the Madagascar license and the project was terminated.

     The Company is presently searching for merger or acquisition candidates, as described below.

     The Company believes it has insufficient capital with which to finance cash acquisitions of other business entities. Accordingly, the Company will be incapable of acquiring the assets or business of other entities except in those instances where the Company exchanges its Common Shares with those held by the target company and/or the target Company's shareholders. Another possibility, although less likely, is that the Company may give its Common Shares to a target in exchange for the target's assets. Management expects that an exchange of the Company's Common Shares in a merger or acquisition, if ever, would require the Company to issue a substantial number of its Common Shares. Accordingly, the percentage of Common Shares held by the Company's then-shareholders would be reduced as a result of the increased number of Common Shares issued and outstanding following any such merger or acquisition.

     The Company expects to continue concentrating primarily on the identification and evaluation of prospective merger or acquisition "target" entities including private companies, partnerships or sole proprietorships. The Company does not intend to act as a general or limited partner in connec-tion with partnerships it may merge with or acquire. Management has not identified any particular area of interest within which the Company will con-centrate its efforts.

     Management contemplates that the Company will continue to seek to merge with or acquire a target company with either assets or earnings, or both, and that preliminary evaluations undertaken by the Company will assist in identifying possible target companies. The Company has not established a specific level of earnings or assets below which the Company would not consider a merger or acquisition with a target company. Moreover, management may identify a target company which is generating losses which it will seek to acquire or merge with the Company. The merger with or acquisition of a target company which is generating losses or which has negative shareholders' equity may have a material adverse affect on the price of the Company's Common Shares. There is no assurance, if the Company acquires a target company with assets or earnings, or both, that the price of the Company's Common Shares will increase.

     Management anticipates that it should not be necessary to raise additional funds within the next 12 months to meet expenditures required for operations. However, if after 12 months the Company has not generated and successfully concluded a merger or acquisition, the Company may have to seek additional financing in order to continue operations.

COMPETITION

     The Company is and will remain an insignificant participant among the firms which engage in mergers with and acquisitions of privately-financed entities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and techni-cal expertise than the Company. In view of the Company's combined limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

EMPLOYEES

     The Company currently has no employees. While all of the Company's Officers and Directors have prior experience in the operation and management of various businesses, none of the Company's Officers or Directors has any prior significant experience in the valuation of businesses or in the structuring of mergers and acquisitions.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company maintains its offices in space provided by a company in which a principal shareholder of the Company is an officer and director. From April 1, 1990 through May 1993, the Company paid $400 per month to such company for rent, telephone and secretarial services. Since May 1993, the Company has not been charged for such office space or services. The Company's address is 370-17th Street, Suite 2300, Denver, Colorado 80202 and its telephone number is (303) 572-5000.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings to which the Company is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Company during the last quarter of the fiscal year ended March 31, 1996.

                             PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     (a)   MARKET INFORMATION.

          The Company's Shares and Units have been traded on the over-the-counter market. However, since May 1989, no quotations have been reported by the National Quotation Bureau, Inc. ("NQB"). Presently, no established public trading market exists for the Company's securities.

     (b)   HOLDERS.

          The number of record holders of the Company's no par value common stock at October 31, 1996 was 146. This does not include shareholders who hold stock in their accounts at broker/dealers.

     (c)   DIVIDENDS.

          No dividends have been declared or paid by the Company since inception and none is contemplated at any time in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

   The Company has generated no revenue other than interest income since inception. Management anticipates the Company will earn only interest income until following the conclusion of a merger or acquisition, if any, as contem-plated by the Company's business plan.

   The Company is currently in a liquid position, and as of March 31, 1996, had working capital consisting primarily of cash and cash equivalents of $125,540. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

   Expenses decreased from $14,326 in the year ended March 31, 1995, to $8,012 in the year ended March 31, 1996.

     During fiscal 1996, the Company advanced $85,000 to an unrelated party. Due to the uncertainty of collection, an allowance for doubtful accounts of the entire amount has been recorded. The note bears interest at 6%, however, no interest income has been recorded as a result of the uncertainty of collection.

   As of March 31, 1996, the Company had no material commitments for capital expenditures.

     EFFECTS OF NEW PRONOUNCEMENTS

   In March 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995 and would change the company's method of determining impairment of long-lived assets. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's financial statements, the Company does not believe that adoption of the new standard will have a material effect on the financial statements.

     In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123). The new statement is effective for fiscal years beginning after December 15, 1995.
FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company currently does not intend to adopt the fair value accounting prescribed by FAS 123, and will be subject only to the disclosure requirements prescribed by FAS 123.

ITEM 7.  FINANCIAL STATEMENTS.

   The Independent Auditors' Report appears at page F-1, and the Financial Statements and Notes to Financial Statements appear at pages F-2 through F-10 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Company's inception.

                             PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE
        WITH SECTION 16(A) OF THE EXCHANGE ACT.

    The Directors and Executive Officers of the Company are as follows:

       Name             Age                   Position
------------------      ---         ---------------------------------
Joseph E. O'Connor      55        President, Treasurer and Director

David C. Walters        50        Director

BUSINESS EXPERIENCE AND BIOGRAPHICAL INFORMATION

    The following is a brief account of the education and business experience during at least the past five years of the Directors, Executive Officers and key employees, indicating the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

    JOSEPH E. O'CONNOR - PRESIDENT, TREASURER AND DIRECTOR. Mr. O'Connor has served as President, Treasurer and a Director of the Company since January 16, 1987. From 1990 to the present, he has served as owner of Princeton Communications Group, a marketing and consulting firm specializing in assisting public corporations and private businesses in evaluating, analyzing, structuring and developing domestic and international telecommunications services and networks. From 1982 to 1990, he served as President, owner, and sole employee of Euro-Pacific Group, Inc. ("EPG"), a Corona Del Mar, California company, whose primary business is to provide financial marketing and investment services to corporate retirement plans and to investment advisors. From 1976 to 1983, he served as Vice President and then President of Winrich, Kase & O'Connor, Inc. ("WKO"), Newport Beach, California, a registered investment advisor that provided investment counsel services to corporate retirement plans, endowment funds and individuals. During the period from 1980 to 1982, Mr. O'Connor also served on the Board of Directors of Cavendish Guaranty Trust, Ltd., merchant Bankers, London, England. From 1973 to 1976, he served as the Director of Business Development and as a portfolio manager for Provident Investment Counsel, Pasadena, California, a registered investment advisor. After completing active duty in the military in 1967, Mr. O'Connor was employed as an account executive with Hayden Stone, Inc., Los Angeles, California, a securities broker/dealer, until 1969, and as account executive and principal shareholder with Fredrick Gregory & Co., Inc., Los Angeles, California, a securities broker/dealer, until 1973. Mr. O'Connor received a M.B.A. degree in Finance in 1965 and a B.S. degree in Business in 1963, both from the University of Southern California.

    DAVID C. WALTERS - DIRECTOR. Mr. Walters has been a Director of the Company since March, 1989. He has been self-employed as a CPA since 1986.
Mr. Walters has also served as President and a Director of Man O'War, Inc., a publicly-held company, since its inception on December 31, 1986. On October 4, 1988, Man O'War, Inc., a "blind pool" company, acquired 100% of Reduction Technologies, Inc., a Texas corporation engaged in the business of offering chemically based waste treatment services. From November, 1985 until January, 1986, he served as President and Director of Atlantic Express, Inc., a publicly held company formed as a "blind pool" for the purpose of acquiring and consulting a business opportunity. In January, 1987, Atlantic Express, Inc. completed a business combination with NTR, Inc., a New York based company engaged in the transportation business, at which time Mr. Walters resigned as an officer but continued to serve as a director until 1988. From August, 1982 to April, 1986, he was Controller of Star CATV Investment Corp., a cable TV headquarters for 140 systems in Waxahachie, Texas. From 1980 to 1982, he served as Vice President and Treasurer of American/Chaparral, Inc., an oil and gas leasing and drilling company. He owned and operated Walters Rentals, a company which engaged in real estate management and residential loan origination and commercial loan brokering. He has served as Vice President and Treasurer of Security Bankshares, Inc., a bank holding company, from 1975 to 1976; he was Controller of First National Bank in Colorado Springs, Colorado, from 1972 to 1974; and Auditor for Fidelity Services Corporation, a bank holding company, from 1967 to 1972. Mr. Walters graduated from Lamar University with a BBA degree in Accounting in 1967. He became a Certified Public Accountant in 1984.

     No family relationships exist between any of the Officers or Directors. The Company has no audit, compensation or nominating committees.

    All Directors of the Company will hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified.

    The Officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders, and hold office until their death, or until they shall resign or have been removed from office.

    The date of the next annual meeting of the Company will be determined by the Company's Board of Directors in accordance with Colorado law.

ITEM 10.  EXECUTIVE COMPENSATION.

    The following table sets forth information regarding the executive compensation for the Company's President. No executive officer received compensation in excess of $100,000 for the fiscal year ended March 31, 1996:

                          Summary Compensation Table

                                                  Long Term Compensation
                         Annual Compensation                   Awards         Payouts
                                              Other                               All
                                              Annual  Restricted         Options/          Other
Name and Principal                            Compen-    Stock    SARs   LTIP     Compen-
    Position        Year  Salary    Bonus     sation   Award(s) (Number)  Payouts   sation

Joseph E. O'Connor,  1996    -0-      -0-     -0-       -0-      -0-      -0-      -0-
 President           1995 $4,500*     -0-     -0-       -0-      -0-      -0-    -0-
                     1994    -0-      -0-     -0-       -0-      -0-      -0-    -0-
_____________________

*  Represents consulting fees paid to Mr. O'Connor for services provided to the Company in connection with the review of an acquisition candidate.

   None of the Company's Officers and Directors currently receives a salary from the Company. However, the Company has paid its President and others for consulting services provided to the Company. The Company does not anticipate in the near future entering into employment agreements with any of its Officers or Directors. Although Directors do not receive compensation for their services as

Directors as such, Directors may be reimbursed for expenses incurred in attending Board meetings.

   No Officer of the Company receives any additional compensation for his services as a Director.

     The Company has no retirement, pension, profit-sharing or insurance or medical reimbursement plans covering its Officers and Directors.

   On January 16, 1987, the Company adopted an Incentive Stock Option Plan (the "Plan") under which options granted are intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code of 1954, as amended (the "Code"). Pursuant to the Plan, options to purchase up to 10,000,000 shares of the Company's Common Stock may be granted to employees of the Company. The Plan is administered by the Board of Directors, which is empowered to determine the terms and conditions of each option, subject to the limitation that the exercise price cannot be less than the market value of the Common Stock on the date of the grant (110% of the market value in the case of options granted to an employee who owns 10% or more of the Company's outstanding Common Stock) and no option can have a term in excess of 10 years (5 years in the case of options granted to employees who own 10% or more of the Company's Common Stock).

   As of the date of this Report, no options have been granted under this Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The following table sets forth, as of October 31, 1996, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Director individually and all Directors and Officers of the Company as a group:

   Name and Address               Amount and Nature of      Percent
  of Beneficial Owner             Beneficial Ownership      of Class
------------------------         --------------------       --------
Joseph E. O'Connor                  9,000,000<FN1><FN6>        8.9%
2 Corporate Plaza, Suite 200
Newport Beach, CA 92660

David C. Walters                    3,000,000<FN2><FN6>        3.0%
221 Gregory Drive
DeSoto, TX  75115

Ralph H. Grills, Jr.                9,500,000<FN3><FN6>        9.4%
No. 906
1888 South Jackson
Denver, CO  80210

Carylyn K. Bell                    12,670,000<FN4><FN6>       12.3%
2750 East Cedar Avenue
Denver, CO  80209

All Directors and                  15,750,000<FN1><FN2>       14.9%
Officers as a Group                          <FN6>
(2 Persons)

---------------

<FN1>
Includes 6,000,000 shares owned directly by Mr. O'Connor and Class A Warrants to purchase 3,000,000 shares at an exercise price of $.02 per share.
<FN2>
Includes 2,000,000 shares and Class A Warrants to purchase 1,000,000 shares at an exercise price of $.02 per share owned of record by Walters Planning Group, to which Mr. Walters has beneficial ownership due to his position as sole proprietor.
<FN3>
Includes 6,500,000 shares owned directly by Mr. Grills and Class A Warrants to purchase 3,000,000 shares at an exercise price of $.02 per share.
<FN4>
Includes 7,320,000 shares and Class A Warrants to purchase 2,500,000 shares at an exercise price of $.02 per share owned directly by Ms. Bell; 350,000 shares held by Ms. Bell as custodian for a minor child; and 250,000 shares and Class A Warrants to purchase 2,250,000 Shares at an exercise price of $.02 per share, owned by J. Daniel Bell, Ms. Bell's husband, to which Ms. Bell may be deemed to have beneficial ownership.
<FN5>
Each Class A Warrant entitles the holder to purchase one share of Common Stock and one Class B Warrant at $.02. Each Class B Warrant entitles the holder to purchase one share of Common Stock and one Class C Warrant at $.04. Each Class C Warrant entitles the holder to purchase one share of Common Stock at $.06. All of the Class A, Class B and Class C Common Stock purchase Warrants are exercisable until December 31, 1996.

CHANGE IN CONTROL

    There are no known agreements, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     It is possible that the Company's Officers and Directors will sell part of their shares of the Company's Common Stock pursuant to the successful completion of a potential acquisition of a business opportunity. However, this is dependent upon arm's-length negotiations between the Company's Officers and Directors and management of the potential merger entity. There currently is no agreement or understanding of any kind whereby Officers and Directors of the Company will dispose of part or all of their shares of the Common Stock of the Company pursuant to an acquisition of a business opportunity.

    Since November, 1989, the Company has rented office space and received office support services from a company of which Ms. Carylyn K. Bell, a principal shareholder of the Company and responsible for certain management activities for the Company, is also an officer and a director. The Company has paid approximately $400 per month for the period from April 1, 1990 through May 31, 1993. Since May 1993, the Company has not been charged for such office space or services.

    During the year ended March 31, 1993, the Company paid Joseph E.
O'Connor, the Company's President, $4,000 for consulting fees for his services in connection with the review of an acquisition candidate.

    During the year ended March 31, 1993, the Company paid Carylyn K. Bell, a principal shareholder of the Company, and J. Daniel Bell, her husband, an aggregate of $4,000 for their services in connection with the review of an acquisition candidate. The Company also paid $2,000 to Mark King, the brother of Carylyn Bell, for consulting services in connection with such review.

    During the year ended March 31, 1995, the Company paid a total of $5,400 in consulting fees, of which $4,500 was paid to Joseph E. O'Connor. During the year ended March 31, 1994, the Company paid a total of $10,700 in consulting fees to the following seven persons: Joseph O'Connor, David Walters, Chris Watson, Carylyn Bell, Dan Bell, Maury Bell, and Mark King.

    Management has adopted a policy that the Company will not seek an acquisition or merger with any entity in which the Company's Officers or Directors serve as Officers, Directors or partners, or in which they or their family members own or hold greater than a 10% ownership interest.

                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits:

Exhibit
Number         Description                    Location
-------  ------------------------  ------------------------------------

   3    Articles of Incorporation  Incorporated by reference to
        and Bylaws                 Exhibit No. 3 to the Registrant's
                                   Registration Statement (No. 33-9640-LA) on
                                   Form S-18

         (b) No Reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                  INDEX TO FINANCIAL STATEMENTS

                   NORTHERN DANCER CORPORATION
                  (A development stage company)
                                                       Page

     Independent Auditor's Report                       F-2

     Balance Sheet                                      F-3

     Statements of Operations                           F-4

     Statement of Changes in Stockholders' Equity       F-5

     Statements of Cash Flows                           F-7

     Notes to Financial Statements                      F-8

                   INDEPENDENT AUDITOR'S REPORT

Board of Directors
Northern Dancer Corporation
Denver, Colorado

We have audited the accompanying balance sheet of Northern Dancer Corporation (a development stage company) as of March 31, 1996, and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Dancer Corporation as of March 31, 1996, and the results of its operations and its cash flows for the years ended March 31, 1996 and 1995, in conformity with generally accepted accounting principles.

The financial statements of Northern Dancer Corporation for the period from January 16, 1987 to March 31, 1990 were audited by other auditors, whose report dated February 8, 1991, expressed an unqualified opinion on those statements. We have audited the combination in the accompanying statements of operations, stockholders' equity and cash flows of the period from January 16, 1987 (inception) to March 31, 1990 into the period from January 16, 1987 to March 31, 1996. In our opinion, such financial statements have been properly combined.

/s/ HEIN & ASSOCIATES LLP
Hein & Associates LLP
Certified Public Accountants

Denver, Colorado
May 14, 1996

                   NORTHERN DANCER CORPORATION
                  (A development stage company)

                          BALANCE SHEET
                          March 31, 1996

                              ASSETS

CURRENT ASSETS:

     Cash and cash equivalents                        $ 126,892
     Other current assets                                   777

         Total current assets                           127,669

Note receivable, net of $85,000 allowance
     for doubtful accounts                                    -
Office equipment, net of $328 accumulated
     depreciation                                         1,306

TOTAL ASSETS                                          $ 128,975

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES-

     Accounts payable                                 $   2,129

STOCKHOLDERS' EQUITY:

     Preferred stock, no par value;
          10,000,000 shares authorized, none
          issued or outstanding

     Common stock, no par value; 1,500,000,000
          shares authorized; 98,330,00
          shares issued and outstanding                 398,409

     Deficit accumulated during the
          development stage                            (271,563)

               Total stockholders' equity               126,846

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 128,975
      See accompanying notes to these financial statements.

                   NORTHERN DANCER CORPORATION
                  (A development stage company)

                     STATEMENTS OF OPERATIONS
                                                                   Cumulative
                                                                      from
                                                                    January
                                               For the Years        16, 1987
                                              Ended March 31,      (Inception)
                                          -----------------------   to March
                                             1996         1995      31, 1996
                                          ----------   ----------   ---------
REVENUE:

     Interest income                      $    5,995   $   10,707   $ 108,502
     Interest income, related party                -            -      28,566
     Bad debt recovery                             -       95,102           -
                                               5,995      105,809     137,068
EXPENSES:

     General and administrative                8,012        8,926     220,571
     Consulting and administrative,
          related parties                          -        5,400      91,100
     Bad debt                                 85,000            -      96,960
                                              93,012       14,326     408,631

NET INCOME (LOSS)                         $  (87,017)  $   91,483   $(271,563)

NET EARNINGS (LOSS) PER COMMON SHARE      $      *     $      *

WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING                          98,330,000   98,330,000
____________________

*   Less than $.001 per share.
      See accompanying notes to these financial statements.

                   NORTHERN DANCER CORPORATION
                  (A development stage company)

           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THE PERIOD FROM JANUARY 16, 1987 (INCEPTION)
                        TO MARCH 31, 1996

                                                        Deficit
                                                      Accumulated
                                  Common Stock        During the
                              ---------------------   Development
                                Shares      Amount      Stage        Total
                              ----------   --------   -----------  --------
BALANCE, January 16, 1987              -   $      -   $        -   $      -
  (inception)

  Issuance of common stock
    for cash:
    At $.0001 per share       20,500,000      2,050            -      2,050
    At $.0002 per share        3,750,000        750            -        750
    At $.00025 per share      20,250,000      5,063            -      5,063

  Net loss                             -          -       (5,495)    (5,495)

BALANCES, March 31, 1987      44,500,000      7,863       (5,495)     2,368

  Issuance of common stock
    for cash at $.00025
    per share                  6,000,000      1,500            -      1,500
  Net proceeds from the sale
    of common stock for cash
    received under public
    offering of units at
    $.02 per unit             47,830,000    389,046            -    389,046
  Net loss                             -          -      (23,314)   (23,314)

BALANCES, March 31, 1988      98,330,000    398,409      (28,809)   369,600

  Net loss                             -          -      (28,079)   (28,079)

BALANCES, March 31, 1989      98,330,000    398,409      (56,888)   341,521

  Net loss                             -          -      (23,603)   (23,603)

BALANCES, March 31, 1990      98,330,000    398,409      (80,491)   317,918

  Net income                           -          -       13,954     13,954

BALANCES, March 31, 1991      98,330,000    398,409      (66,537)   331,872

  Net loss                             -          -       (5,742)    (5,742)

BALANCES, March 31, 1992      98,330,000    398,409      (72,279)   326,130

  Net loss                             -          -      (13,775)   (13,775)
                           (Continued)

                   NORTHERN DANCER CORPORATION
                  (A development stage company)

           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THE PERIOD FROM JANUARY 16, 1987 (INCEPTION)
                  TO MARCH 31, 1996 (Continued)

                                                        Deficit
                                                      Accumulated
                                  Common Stock        During the
                              ---------------------   Development
                                Shares      Amount      Stage        Total
                              ----------   --------   -----------  --------
BALANCES, March 31, 1993      98,330,000    398,409      (86,054)   312,355

  Net loss                             -          -     (189,975)  (189,975)

BALANCES, March 31, 1994      98,330,000    398,409     (276,029)   122,380

  Net income                           -          -       91,483     91,483

BALANCES, March 31, 1995      98,330,000    398,409     (184,546)   213,863

  Net loss                             -          -      (87,017)   (87,017)

BALANCES, March 31, 1996      98,330,000   $398,409    $(271,563)  $126,846
      See accompanying notes to these financial statements.

                   NORTHERN DANCER CORPORATION
                  (A development stage company)

                     STATEMENTS OF CASH FLOWS
                                                                Cumulative
                                                                   From
                                                                January 16,
                                                                   1987
                                            Ended March 31,     (Inception)
                                          -------------------   to March 31,
                                             1996       1995       1996
                                          ---------   -------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $(87,017)   $91,483   $(271,563)
  Adjustments to reconcile net loss to
    net cash from operating activities:
      Depreciation expense                     328          -         328
      Bad debt expense (recovery)           85,000    (95,102)     96,960
      Changes in operating assets and
        liabilities:
        (Increase) decrease in:
          Accrued interest receivable            -     10,102     (10,251)
          Other current assets                   -          -        (777)
        Increase in -
          Accounts payable                  (2,383)    (5,938)      2,129
      Net cash provided by (used in)
        operating activities                (4,072)       545    (183,174)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Issuance of notes receivable,
    related party                                -          -    (236,150)
  Issuance of notes receivable, other      (85,000)         -    (210,000)
  Proceeds from collection of notes
    receivable, related parties                  -          -     234,441
  Proceeds from collections of notes
    receivable                                   -    125,000     125,000
  Purchase of office equipment                   -     (1,634)     (1,634)
      Net cash provided by (used in)
        investing activities               (85,000)   123,366     (88,343)

CASH FLOWS FROM FINANCING ACTIVITY-
  Issuance of common stock and warrants
    for cash, net of offering costs              -          -     398,409

(DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                              (89,072)   123,911     126,892

CASH AND CASH EQUIVALENTS, beginning       215,964     92,053           -

CASH AND CASH EQUIVALENTS, ending         $126,892   $215,964    $126,892
      See accompanying notes to these financial statements.

                   NORTHERN DANCER CORPORATION
                  (A development stage company)

                  NOTES TO FINANCIAL STATEMENTS

(1)  NATURE OF OPERATIONS:

Northern Dancer Corporation (a development stage company) (the Company) was incorporated under the laws of the State of Colorado on January 16, 1987. The Company's activities to date have been limited to organizational efforts and obtaining additional financing.

The Company was formed to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is note limited to any geographic area in seeking out opportunities, nor has a specific earning or asset level requirement been established. Management has not identified any particular business, industry or area of interest within which the Company will seek an acquisition or merger.
However, the company does not intend to act as a general or limited partner in connection with partnerships it may attempt to merge with or acquire. The Company has not conducted, nor have others made available to it, market research supporting the viability of the company's proposed operations.

Although a number of companies have been evaluated for possible mergers or acquisitions, the Company has not entered into any agreements concerning a potential merger or acquisition.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

2.   SIGNIFICANT ACCOUNTING PRINCIPLES:

     NET INCOME (LOSS) PER COMMON SHARE - The net income (loss) per share of common stock is determined using the weight-average number of shares issued and outstanding during the period. Common stock warrants were not included in the computation because they are antidilutive.

     CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

     PROPERTY AND EQUIPMENT - Depreciation and amortization is provided on the straight-line method over the estimated useful lives (5 years). The cost of normal maintenance and repairs is charged to operating expenses as incurred.

     INCOME TAXES - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                   NORTHERN DANCER CORPORATION
                  (A development stage company)

                  NOTES TO FINANCIAL STATEMENTS

     USE OF ESTIMATES - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     EFFECTS OF NEW PRONOUNCEMENTS - In March 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995 and would change the company's method of determining impairment of long-lived assets. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's financial statements, the Company does not believe that adoption of the new standard will have a material effect on the financial statements.

     In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123). The new statement is effective for fiscal years beginning after December 15, 1995.
FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company currently does not intend to adopt the fair value accounting prescribed by FAS 123, and will be subject only to the disclosure requirements prescribed by FAS 123.

3.  RELATED PARTY TRANSACTIONS:

The Company receives office space, telephone, secretarial and business consulting services from a related company in which a stockholder of the company is an officer/director and from certain other officers/directors and/or stockholders of the Company. Amounts paid for these services totaled approximately $-0-, $6,000, and $92,000 for 1996, 1995, and for the cumulative period from January 16, 1987 (inception) to March 31, 1996, respectively.

4.  NOTES RECEIVABLE AND INTEREST:

During fiscal 1994, the Company advanced $125,000 to an unrelated party. Due to uncertainty of collection, an allowance for doubtful accounts was recorded in fiscal 1994. The Company was able to fully recover the note receivable and accrued interest during fiscal 1995.

During fiscal 1996, the Company advanced $85,000 to an unrelated party. Due to the uncertainty of collection, an allowance for doubtful accounts of the entire amount has been recorded. The note bears interest at 6%, however, no interest income has been recorded as a result of the uncertainty of collection.

                   NORTHERN DANCER CORPORATION
                  (A development stage company)

                  NOTES TO FINANCIAL STATEMENTS

5.  STOCKHOLDERS' EQUITY:

On March 28, 1988, the Company completed a public offering for the sale of 23,915,000 units at a price of $.02 per unit, or gross proceeds of $478,300. Each unit consists of two shares of the Company's no par value common stock and one Class A Common Stock Purchase Warrant. Each Class A Warrant entitles the holder to purchase one share of common stock and one Class B Common Stock Purchase Warrant at a price of $.02. Each Class B Warrant entitles the holder to purchase one share of common stock and one Class C Common Stock Purchase Warrant at a price of $.04. Each Class C Common Stock Purchase Warrant entitles the holder to purchase one share of common stock at a price of $.06. During the year ended March 31, 1996, expiration dates of the Class A, B, and C warrants were extended to December 31, 1996. The Class A, B and C Warrants are detachable and may be separately traded. The Company has the right to
call any or all of the Warrants with 30-days notice at a price of $.0001.   No
warrants have been exercised as of March 31, 1996.

The Company has the authority to issue 10,000,000 shares of preferred stock, which may be issued in one or more series with the terms to be determined by the Company's Board of Directors.

6.  INCENTIVE STOCK OPTION PLAN:

During fiscal 1987, the Company adopted an Incentive Stock Option Plan (the
Plan) under which options to purchase up to 10,000,000 shares of the Company's no par value common stock may be granted to employees of the Company. The Plan is administered by the Board of Directors, which is empowered to determine the terms and conditions of each option, subject to the limitation that the exercise price may not be less than the market value of the common stock on the date of the grant or 110% of market value in the case of options granted to an employee who owns 10% or more of the Company's outstanding common stock. In addition, no option can have a term in excess of ten years, or five years in the case of options granted to employees who own 10% or more of the Company's common stock. As of March 31, 1996, no options have been granted under the Plan.

7.  INCOME TAXES:

The components of deferred tax assets (liabilities) in the balance sheet, which are fully eliminated by a valuation allowance, are as follows:

     Allowance for doubtful receivable             $  32,000
     Net operating loss carryforward                  68,000

     Less valuation allowance                       (100,000)

        Net deferred tax asset                     $       -

The Company has a net operating loss carryforward for federal tax reporting purposes of approximately $182,000. The tax net operating loss carryforward expires in 2003 through 2010.

                            SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NORTHERN DANCER CORPORATION

Dated:  November 5, 1996          By/s/ Joseph E. O'Connor
                                    Joseph E. O'Connor, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                      Title                      Date
----------------------------   ------------------------    ------------------

/s/ Joseph E. O'Connor         President and Treasurer      November 5, 1996
Joseph E. O'Connor            (Principal Financial and
                              Accounting Officer) and
                              Director

/s/ David C. Walters          Director                     November 5, 1996
David C. Walters