Form 10QSB
period 1996-06-30
NORTHERN DANCER CORP
filed 1997-02-14
CIK 820408

              U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended June 30, 1996

               Commission File Number:  33-9640-LA

                   NORTHERN DANCER CORPORATION
 ----------------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in its Charter)

          Colorado                                          68-0133692
-------------------------------                      ------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer Identi-
 Incorporation or Organization)                           fication Number)

       370 17th Street, Suite 2300, Denver, Colorado 80202
    ----------------------------------------------------------
    Address of Principal Executive Offices, Including Zip Code

                          (303) 572-5000
                   ---------------------------
                   (Issuer's Telephone Number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes ---            No -X-

As of August 15, 1996, 98,330,000 shares of Common Stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes ---       No -X-

                   NORTHERN DANCER CORPORATION

                           FORM 10-QSB

                              INDEX

                                                        Page
PART I:   FINANCIAL INFORMATION                        Number

Item 1.   Financial Information:

          Balance Sheets (Unaudited)                        3

          Statements of Operations (Unaudited)              4

          Statement of Stockholders' Equity (Unaudited)     5

          Statements of Cash Flows (Unaudited)              7

          Note to Financial Statements (Unaudited)          8

Item 2.   Management's Discussion and Analysis
          or Plan of Operations                             9

PART II:  OTHER INFORMATION                                10

          Signature

                       NORTHERN DANCER CORPORATION
                      (A development stage company)

                             BALANCE SHEETS
                                                June 30,  March 31,
                                                  1996      1996
                                              ----------   --------
                                              (Unaudited)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                     $128,102  $126,892
  Note receivable, net of allowance                    0         0
  Other current asset                                777       777
                                                --------  --------
    Total current assets                         128,879   127,669

Office equipment, at cost                          1,634     1,634
Less: accumulated depreciation                      (410)     (328)
                                                --------  --------
Net Fixed Assets                                   1,224     1,306
                                                --------  --------
                                                $130,103  $128,975
                                                --------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                              $  4,708  $  2,129
                                                --------  --------
    Total current liabilities                      4,708     2,129

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value,
    10,000,000 shares authorized, none
    issued or outstanding                             --        --
  Common stock, no par value,
    1,500,000,000 shares authorized,
    98,330,000 shares issued and
    outstanding                                  398,409   398,409
  Deficit accumulated during the
    development stage                           (273,014) (271,563)
                                                --------  --------
    Total stockholders' equity                   125,395   126,846
                                                --------  --------
                                                $130,103  $128,975
                                                --------  --------
See note to financial statements.

                       NORTHERN DANCER CORPORATION
                      (A development stage company)

                        STATEMENTS OF OPERATIONS
                               (Unaudited)
                                                                Cumulative
                                                                   from
                                                                January 16,
                                                                1987 (incor-
                                                                  poration)
                                        Three months ended         through
                                             June 30,              June 30,
                                        1996          1995           1996
                                    ----------     ----------     -----------
REVENUE:
  Interest income                   $    1,210     $    1,760     $  104,267
  Interest income - related parties        ---            ---         28,566
                                    ----------     ----------     ----------
  Total Revenue                          1,210          1,760        132,833

EXPENSES:
  General and administrative             2,579          3,337        215,896
  General and administrative,
    related parties                        ---            ---         91,100
  Bad debt expense                         ---            ---         11,960
  Depreciation expense                      82             82             82
                                    ----------     ----------     ----------
  Total Expenses                         2,661          3,419        319,038
                                    ----------     ----------     ----------
NET INCOME (LOSS)                      ($1,451)       ($1,659)     ($186,205)
                                    ----------     ----------     ----------
NET (LOSS) PER COMMON SHARE               -- *           -- *        ($0.002)
                                    ----------     ----------     ----------

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                98,330,000     98,330,000     91,581,287
                                    ----------     ----------     ----------
* Less than $.001 per share
See note to financial statements.

                       NORTHERN DANCER CORPORATION
                      (A development stage company)

                STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 16, 1987 (INCORPORATION) TO JUNE 30, 1996

                                                         DEFICIT
                                                       ACCUMULATED
                                                       DURING THE
                                     COMMON STOCK      DEVELOPMENT
                                  SHARES      AMOUNT      STAGE      TOTAL
                                ----------   --------   ---------   --------
BALANCE, January 16, 1987
  (inception)                        --     $    --    $     --   $     --
  Issuance of common stock
  for cash:
    At $.0001 per share         20,500,000    2,050          --      2,050
    At $.0002 per share          3,750,000      750          --        750
    At $.00025 per share        20,250,000    5,063          --      5,063
  Net loss                              --       --      (5,495)    (5,495)
                                ----------  --------   ---------   --------
BALANCES, March 31, 1987        44,500,000    7,863      (5,495)     2,368

  Issuance of common stock for
    cash at $.00025 per share    6,000,000    1,500          --      1,500
  Sale of common stock for
    cash received under public
    offering of units at $.02
    per unit                    47,830,000  478,300          --    478,300
  Costs attributable to
    public stock offering               --  (89,354)         --    (89,354)
  Issuance of warrants to
    underwriter                         --      100          --        100
  Net loss                              --       --     (23,314)   (23,314)
                                ----------  --------   ---------  --------
BALANCES, March 31, 1988        98,330,000   398,409    (28,809)   369,600
  Net loss                              --        --    (28,079)   (28,079)
                                ----------   --------  ---------  --------
BALANCES, March 31, 1989        98,330,000    398,409   (56,888)   341,521
  Net loss                              --         --   (23,603)   (23,603)
                                ----------   --------  ---------  --------
BALANCES, March 31, 1990        98,330,000    398,409   (80,491)   317,918
  Net income                            --         --    13,954     13,954
                                ----------   --------  ---------  --------
BALANCES, March 31, 1991        98,330,000    398,409   (66,537)   331,872
  Net loss                              --         --    (5,742)    (5,742)
                                ----------   --------  ---------  --------
BALANCES, March 31, 1992        98,330,000    398,409   (72,279)   326,130
  Net loss                              --         --   (13,775)   (13,775)
                                ----------   --------  ---------  --------
BALANCES, March 31, 1993        98,330,000    398,409   (86,054)   312,355
  Net loss                              --         --  (189,975)  (189,975)
                                ----------   --------  ---------  --------
BALANCES, March 31, 1994        98,330,000    398,409   (276,029)  122,380
  Net income                            --         --     91,483    91,483
                                ----------   --------  ---------  --------
                           (Continued)

                       NORTHERN DANCER CORPORATION
                      (A development stage company)

                   STATEMENT OF STOCKHOLDERS' EQUITY
  FOR THE PERIOD FROM JANUARY 16, 1987 (INCORPORATION) TO JUNE 30, 1996
                               (Continued)
                                                         DEFICIT
                                                       ACCUMULATED
                                                       DURING THE
                                     COMMON STOCK      DEVELOPMENT
                                  SHARES      AMOUNT      STAGE      TOTAL
                                ----------   --------   ---------   --------
BALANCES, March 31, 1995        98,330,000    398,409    (184,546)   213,863
  Net loss                              --         --     (87,017)   (87,017)
                                ----------   --------   ---------   --------
BALANCES, March 31, 1995        98,330,000   $398,409   ($271,563)  $126,846
  Net (loss) income for the
    period (Unaudited)                  --         --      (1,451)    (1,451)
                                ----------   --------   ---------    -------
BALANCES, June 30, 1996
  (Unaudited)                   98,330,000   $398,409   ($273,014)  $125,395
                                ----------   --------   ---------   --------
See note to financial statements.

                       NORTHERN DANCER CORPORATION
                      (A development stage company)

                        STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                                  Cumulative
                                                                     from
                                                                  January 16,
                                                                  1987 (incor-
                                         Three months ended        poration)
                                        June 30,     June 30,       through
                                          1996         1995          1996
                                        --------     --------    ----------
CASH FROM OPERATING ACTIVITIES:
  Net income (loss)                     ($1,451)     ($1,659)     ($273,014)
  Adjustments to reconcile net
    income (loss) to net cash
    from operating activities:
      Bad debt expense                      ---          ---         96,960
      Depreciation expense                   82           82            410
    Changes in operating assets
      and liabilities:
      (Increase) decrease in:
        Accrued interest receivable         ---          ---        (10,251)
        Other current assets                ---          ---           (777)
      Increase (decrease) in:
        Accounts payable                  2,579       (2,138)         4,708
                                       --------     --------     ----------
  Net cash provided by (used in)
    operating activities                  1,210       (3,715)     (181,964)

CASH FROM INVESTING ACTIVITIES:
  Issuance of notes receivable,
    related parties                          --           --      (236,150)
  Proceeds from collection of
    notes receivable, related
    parties                                  --           --       234,441
  Issuance of notes receiv., other           --           --      (210,000)
  Proceeds from collection of notes
    receivable, other                        --           --       125,000
  Purchase of office equipment               --           --        (1,634)
                                       --------       --------     ---------
  Net cash provided by (used in)
    investing activities                      0            0       (88,343)

CASH FROM FINANCING ACTIVITY:
  Issuance of common stock and
    warrants for cash, net of
    offering costs                           --           --       398,409
                                       --------     --------     ---------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        1,210       (3,715)      128,102

CASH AND CASH EQUIVALENTS,
  beginning                             126,892      215,964            --
                                       --------     --------     ---------
CASH AND CASH EQUIVALENTS, ending      $128,102     $212,249     $ 128,102
                                       --------     --------     ---------
See note to financial statements.

                       NORTHERN DANCER CORPORATION
                      (A development stage company)

                      NOTE TO FINANCIAL STATEMENTS
                              (Unaudited)

1. The financial statements included herein have been prepared by the Company without audit except the March 31, 1996 balance sheet which was audited. The statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods shown. These statements do not include all information required by generally accepted accounting principles to be included in a full set of financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-KSB.
                                   -8-
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     Northern Dancer Corporation (the "Company") is a development stage enter-prise formed under the laws of the State of Colorado on May 10, 1988, to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company has not conducted, nor have others made available to it, market research supporting the viability of the Company's proposed operations.

     The Company sold 23,915,000 Units of no par value common stock at $.02 per Unit, for net proceeds of $478,300 in a public offering which closed on March 28, 1988. Each Unit consists of two shares of common stock and one Class A Common Stock Purchase Warrant. Each Class A Warrant entitles the holder to purchase one share of common stock and one Class B Common Stock Purchase Warrant for $.02; each Class B Warrant entitles the holder to purchase one share of common stock and one Class C Common Stock Purchase Warrant for $.04; and each Class C Warrant entitles the holder to purchase an additional share of common stock at $.06. All Class A, Class B and Class C Warrants have been extended to December 31, 1996.

     The Company has generated no revenue other than interest income since inception. Management anticipates the Company will earn only interest income until following the conclusion of a merger or acquisition, if any, as contem-plated by the Company's business plan.

     The Company is currently in a liquid position, and as of June 30, 1996, had a total working capital of $124,171 consisting primarily of cash and cash equivalents, as compared to a total working capital of $125,540 as of March 31, 1996. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

     At June 30, 1996, the Company had no material commitments for capital expenditures.

                       PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.
            Not Applicable.

Item 2.     Changes in Securities.
            Not Applicable.

Item 3.     Defaults Upon Senior Securities.
            Not Applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.
            Not Applicable.

Item 5.     Other Information.
            Not Applicable.

Item 6.     Exhibits and Reports on Form 8-K.
            Not Applicable.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NORTHERN DANCER CORPORATION

Dated: November 5, 1996             By /s/ Joseph E. O'Connor
                                       Joseph E. O'Connor, President and
                                       Treasurer (Principal Financial
                                       and Accounting Officer)