Form 10QSB
period 1996-09-30
NORTHERN DANCER CORP
filed 1997-02-14
CIK 820408

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended September 30, 1996

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

                     Yes ---            No -X-

As of November 5, 1996, 98,330,000 shares of Common Stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes ---       No -X-

                   NORTHERN DANCER CORPORATION

                           FORM 10-QSB


                              INDEX
                                                         Page
PART I:   FINANCIAL INFORMATION                        Number

Item 1.   Financial Information:

          Balance Sheets (Unaudited)                        3

          Statements of Operations (Unaudited)              4

          Statements of Cash Flows (Unaudited)              6

          Note to Financial Statements (Unaudited)          8

Item 2.   Management's Discussion and Analysis
          or Plan of Operations                             8

PART II:  OTHER INFORMATION                                 9

          Signature

                       NORTHERN DANCER CORPORATION
                      (A development stage company)

                             BALANCE SHEETS
                                             September 30,   March 31,
                                                  1996        1996
                                               ----------   --------
                                              (Unaudited)
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                     $105,753    $126,892
  Note receivable, net of allowance                    0           0
  Other current asset                                777         777
                                                --------    --------
    Total current assets                         106,530     127,669

Office equipment, at cost                          1,634       1,634
Less: accumulated depreciation                     (492)        (328)
                                               --------     --------
Net Fixed Assets                                  1,142        1,306
                                               --------     --------
                                               $107,672     $128,975
                                               --------     --------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                             $  2,615     $  2,129
                                               --------     --------
    Total current liabilities                     2,615        2,129

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value,
    10,000,000 shares authorized, none
    issued or outstanding                            --           --
  Common stock, no par value,
    1,500,000,000 shares authorized,
    98,330,000 shares issued and
    outstanding                                 398,409      398,409
  Deficit accumulated during the
    development stage                          (293,352)    (271,563)
                                               --------     --------
    Total stockholders' equity                  105,057      126,846
                                               --------     --------
                                               $107,672     $128,975
                                               --------     --------
See note to financial statements.

                       NORTHERN DANCER CORPORATION
                      (A development stage company)

                        STATEMENTS OF OPERATIONS
                               (Unaudited)
                                                               Cumulative
                                                                  from
                                                               January 16,
                                                               1987 (incor-
                                                                poration)
                                        Three months ended        through
                                           September 30,        September 30,
                                       1996           1995           1996
                                    ----------     ----------    -----------
REVENUE:
  Interest income                   $    1,026     $    2,038     $  110,738
  Interest income - related parties        ---            ---         28,566
                                    ----------     ----------     ----------
                                         1,026          2,038        139,304

EXPENSES:
  General and administrative             1,282          1,003        224,104
  General and administrative,
    related parties                        ---            ---         91,100
  Bad debt expense (recovery)           20,000            ---        116,960
  Depreciation expense                      82             82            492
                                    ----------     ----------     ----------
                                        21,364          1,085        432,656
                                    ----------     ----------     ----------
INCOME (LOSS) BEFORE INCOME
 TAXES AND EXTRAORDINARY ITEM          (20,338)           953       (293,352)

Provision for Income Taxes                 --             --             --
                                    ----------     ----------     ----------

INCOME(LOSS) BEFORE EXTRAORDINARY
  ITEM                                 (20,338)           953       (293,352)
Extraordinary Item:
  Reduction of income taxes due to
    utilization of operating loss
    carryforward                            --             --            --
                                    ----------     ----------     ----------
NET INCOME (LOSS)                     ($20,338)     $     953      ($293,352)
                                    ----------     ----------     ----------
NET INCOME(LOSS) PER COMMON SHARE        -- *           -- *        ($0.003)
                                    ----------     ----------     ----------

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING               98,330,000      98,330,000     92,453,966
                                   ----------      ----------     ----------
* Less than $.001 per share

See note to financial statements.

                       NORTHERN DANCER CORPORATION
                      (A development stage company)

                        STATEMENTS OF OPERATIONS
                               (Unaudited)
                                               Six months ended
                                                 September 30,
                                               1996       1995
                                            ---------- ----------
REVENUE:
  Interest income                           $    2,236 $    3,798
  Interest income - related parties                ---        ---
                                            ---------- ----------
                                                 2,236      3,798

EXPENSES:
  General and administrative                     3,861      4,340
  General and administrative,
    related parties                                ---        ---
  Bad debt expense (recovery)                   20,000        ---
  Depreciation expense                             164        164
                                            ---------- ----------
                                                24,025      4,504
                                            ---------- ----------
INCOME (LOSS) BEFORE INCOME
 TAXES AND EXTRAORDINARY ITEM                  (21,789)      (706)

Provision for Income Taxes                         ---        ---
                                            ---------- ----------
INCOME(LOSS) BEFORE EXTRAORDINARY
  ITEM                                         (21,789)      (706)
Extraordinary Item:
  Reduction of income taxes due to
    utilization of operating loss
    carryforward                                    ---       ---
                                             ---------- ----------
NET INCOME (LOSS)                              ($21,789) $    (706)
                                             ---------- ----------
NET INCOME(LOSS) PER COMMON SHARE                  -- *       -- *
                                             ---------- ----------
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                         98,330,000 98,330,000
                                             ---------- ----------
* Less than $.001 per share

See note to financial statements.

                       NORTHERN DANCER CORPORATION
                      (A development stage company)
                        STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                                              Cumulative from
                                                              January 16,1987
                                                              (incorporation)
                                         Three months ended       through
                                            September 30,       September 30,
                                          1996         1995         1996
                                        --------     --------   ------------
CASH FROM OPERATING ACTIVITIES:
  Net income (loss)                    ($20,338)       ($953)     ($293,352)
  Adjustments to reconcile net
    income (loss) to net cash
    from operating activities:
      Bad debt expense                   20,000          ---        116,960
      Depreciation expense                   82           82            492
    Changes in operating assets
      and liabilities:
      (Increase) decrease in:
        Accrued interest receivable         ---         (292)       (10,251)
        Other current assets                ---          ---           (777)
      Increase (decrease) in:
        Accounts payable                 (2,093)      (1,372)         2,615)
                                       --------     --------     ----------
  Net cash provided by (used in)
    operating activities                 (2,349)        (629)     (184,313)

CASH FROM INVESTING ACTIVITIES:
  Issuance of notes receivable,
    related parties                          --           --      (236,150)
  Proceeds from collection of notes
    receivable, related parties              --           --       234,441
  Issuance of notes receivable          (20,000)     (50,000)     (230,000)
  Proceeds from collection of
    notes receivable                         --           --       125,000
  Purchase of office equipment               --           --        (1,634)
                                       --------       --------     ---------
  Net cash provided by (used in)
    investing activities                (20,000)     (50,000)     (108,343)

CASH FROM FINANCING ACTIVITIES:
  Issuance of common stock and
    warrants for cash, net of
    offering costs                           --           --       398,409
                                       --------     --------     ---------
  Net cash provided by financing
    activities                                0            0       398,409

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      (22,349)     (50,629)      105,753

CASH AND CASH EQUIVALENTS,
  beginning                             128,102      212,249            --
                                       --------       --------     ---------
CASH AND CASH EQUIVALENTS, ending      $105,753     $161,620     $ 105,753
                                       --------     --------     ---------
See note to financial statements.

                       NORTHERN DANCER CORPORATION
                      (A development stage company)

                        STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                                     Six months ended
                                                       September 30,
                                                    1996         1995
                                                  --------     --------
CASH FROM OPERATING ACTIVITIES:
  Net income (loss)                              ($21,789)      ($706)
  Adjustments to reconcile net
    income (loss) to net cash
    from operating activities:
      Bad debt expense                             20,000          ---
      Depreciation expense                            164          164
    Changes in operating assets
      and liabilities:
      (Increase) decrease in:
        Accrued interest receivable                   ---         (292)
        Other current assets                          ---          ---
      Increase (decrease) in:
        Accounts payable                              486       (3,510)
                                                 --------     --------
  Net cash provided by (used in)
    operating activities                           (1,139)      (4,344)

CASH FROM INVESTING ACTIVITIES:
  Issuance of notes receivable,
    related parties                                    --           --
  Proceeds from collection of notes
    receivable, related parties                        --           --
  Issuance of notes receivable                    (20,000)     (50,000)
  Proceeds from collection of
    notes receivable                                   --           --
  Purchase of office equipment                         --           --
                                                 --------     --------
  Net cash provided by (used in)
    investing activities                          (20,000)     (50,000)

CASH FROM FINANCING ACTIVITIES:
  Issuance of common stock and
    warrants for cash, net of
    offering costs                                     --           --
                                                 --------     --------
  Net cash provided by financing
    activities                                          0            0

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                (21,139)     (54,344)

CASH AND CASH EQUIVALENTS,
  beginning                                       126,892      215,964
                                                 --------     --------
CASH AND CASH EQUIVALENTS, ending                $105,753     $161,620
                                                 --------     --------
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

     The Company is currently in a liquid position, and as of September 30, 1996, had a total working capital of $103,915 consisting primarily of cash and cash equivalents, as compared to a total working capital of $125,540 as of March 31, 1996. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

     At September 30, 1996, the Company had no material commitments for capital expenditures.

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