Form 10QSB
period 1996-12-31
NORTHERN DANCER CORP
filed 1997-02-14
CIK 820408

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended December 31, 1996

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

                     Yes ---            No -X-

As of February 12, 1997, 98,330,000 shares of Common Stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes ---       No -X-

                   NORTHERN DANCER CORPORATION

                           FORM 10-QSB


                              INDEX

                                                          Page
PART I:   FINANCIAL INFORMATION                          Number

Item 1.   Financial Information:

          Balance Sheets (Unaudited)                        3

          Statements of Operations (Unaudited)             4-5

          Statements of Cash Flows (Unaudited)             6-7

          Note to Financial Statements (Unaudited)          8

Item 2.   Management's Discussion and Analysis
          or Plan of Operations                             9

PART II:  OTHER INFORMATION                                 9

          Signature

                       NORTHERN DANCER CORPORATION
                      (A development stage company)

                             BALANCE SHEETS
                                               December 31,  March 31,
                                                  1996         1996
                                               ----------    --------
                                               (Unaudited)
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                      $107,018     $126,892
  Note receivable, net of allowance                   ---          ---
  Other current asset                                 777          777
                                                 --------     --------
    Total current assets                          107,795      127,669

Office equipment, at cost                           1,634        1,634
Less: accumulated depreciation                       (574)        (328)
                                                 --------     --------
Net Fixed Assets                                    1,060        1,306
                                                 --------     --------
                                                 $108,855     $128,975
                                                 --------     --------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable                               $ 5,225     $  2,129
                                                 -------     --------
    Total current liabilities                      5,225        2,129

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value,
    10,000,000 shares authorized, none
    issued or outstanding                             --           --
  Common stock, no par value,
    1,500,000,000 shares authorized,
    98,330,000 shares issued and
    outstanding                                  398,409      398,409
  Deficit accumulated during the
    development stage                           (294,779)    (271,563)
                                                --------     --------
    Total stockholders' equity                   103,630      126,846
                                                --------     --------
                                                $108,855     $128,975
                                                --------     --------
See note to financial statements.

                       NORTHERN DANCER CORPORATION
                      (A development stage company)

                        STATEMENTS OF OPERATIONS
                               (Unaudited)
                                                                 Cumulative
                                                                    from
                                                                 January 16,
                                                                 1987 (incor-
                                                                  poration)
                                      Three months ended           through
                                         December 31,            December 31,
                                      1996           1995            1996
                                   ----------     ----------     -----------
REVENUE:
  Interest income                  $    1,371     $    2,481     $  112,109
  Interest income - related parties       ---            ---         28,566
                                   ----------     ----------     ----------
  Total Revenue                         1,371          2,481        140,675

EXPENSES:
  General and administrative            2,716            340        226,820
  General and administrative,
    related parties                       ---            ---         91,100
  Bad debt expense (recovery)             ---            ---        116,960
  Depreciation expense                     82             82            574
                                   ----------     ----------     ----------
                                        2,798            422        435,454
                                   ----------     ----------     ----------
INCOME (LOSS) BEFORE INCOME
 TAXES AND EXTRAORDINARY ITEM          (1,427)         2,059       (294,779)
                                   ----------     ----------     ----------
Provision for Income Taxes                 --             --             --

INCOME (LOSS) BEFORE EXTRAORDIN-
 ARY ITEM                              (1,427)         2,059       (294,779)

Extraordinary Item:
 Reduction of income taxes due to
    utilization of operating loss
    carryforward                           --             --             --

NET INCOME (LOSS)                      (1,427)         2,059       (294,779)

NET INCOME (LOSS) PER COMMON SHARE         -- *           -- *       (0.003)
                                   ----------     ----------     ----------

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING               98,330,000     98,330,000     92,602,101
                                   ----------     ----------     ----------
* Less than $.001 per share

See note to financial statements.

                       NORTHERN DANCER CORPORATION
                      (A development stage company)

                        STATEMENTS OF OPERATIONS
                               (Unaudited)

                                               Nine months ended
                                                 December 31,
                                              1996           1995
                                          ----------     ----------
REVENUE:
  Interest income                         $    3,607     $    6,279
  Interest income - related parties              ---            ---
                                          ----------     ----------
  Total Revenue                                3,607          6,279

EXPENSES:
  General and administrative                   6,577          4,680
  General and administrative,
    related parties                              ---            ---
  Bad debt expense (recovery)                 20,000            ---
  Depreciation expense                           246            246
                                          ----------     ----------
                                              26,823          4,926
                                          ----------     ----------
INCOME (LOSS) BEFORE INCOME
 TAXES AND EXTRAORDINARY ITEM                (23,216)         1,353
                                          ----------     ----------
Provision for Income Taxes                        --             --

INCOME (LOSS) BEFORE EXTRAORDIN-
 ARY ITEM                                    (23,216)         1,353)

Extraordinary Item:
 Reduction of income taxes due to
    utilization of operating loss
    carryforward                                  --             --

NET INCOME (LOSS)                           ($23,216)        $1,353

NET (LOSS) PER COMMON SHARE                       -- *           -- *
                                          ----------     ----------
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                      98,330,000     98,330,000
                                          ----------     ----------
* Less than $.001 per share

See note to financial statements.

                       NORTHERN DANCER CORPORATION
                      (A development stage company)

                        STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                                 Cumulative
                                                                 from Janu-
                                                                ary 16, 1987
                                                              (Incorporation)
                                         Three months ended        through
                                             December 31,        December 31,
                                          1996         1995          1996
                                        --------     --------   ------------
CASH FROM OPERATING ACTIVITIES:
  Net income (loss)                     ($1,427)     ($2,059)     ($294,779)
  Adjustments to reconcile net
    income (loss) to net cash
    from operating activities:
      Bad debt expense                      ---          ---        116,960
      Depreciation expense                   82           82            574
    Changes in operating assets
      and liabilities:
      (Increase) decrease in:
        Accrued interest receivable         ---       (1,240)       (10,251)
        Other current assets                ---          ---           (777)
      Increase (decrease) in:
        Accounts payable                  2,610         (576)         5,225
                                       --------     --------     ----------
  Net cash provided by (used in)
    operating activities                  1,265          325      (183,048)

CASH FROM INVESTING ACTIVITIES:
  Issuance of notes receivable,
    related parties                          --           --      (236,150)
  Proceeds from collection of
    notes receivable, related
    parties                                  --           --       234,441
  Issuance of notes receivable               --      (25,000)     (230,000)
  Proceeds from collection of notes
    receivable                               --           --       125,000
  Purchase of office equipment               --           --        (1,634)
                                       --------     --------     ---------
  Net cash provided by (used in)
    investing activities                      0      (25,000)     (108,343)

CASH FROM FINANCING ACTIVITY:
  Issuance of common stock and
    warrants for cash, net of
    offering costs                           --           --       398,409
                                       --------     --------     ---------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        1,265      (24,675)      107,018

CASH AND CASH EQUIVALENTS,
  beginning                             105,753      161,620            --
                                       --------     --------     ---------
CASH AND CASH EQUIVALENTS, ending      $107,018     $136,945     $ 107,018
                                       --------     --------     ---------

See note to financial statements.

                       NORTHERN DANCER CORPORATION
                      (A development stage company)

                        STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                               Nine months ended
                                                  December 31,
                                               1996         1995
                                             --------     --------
CASH FROM OPERATING ACTIVITIES:
  Net income (loss)                         ($23,216)     ($1,353)
  Adjustments to reconcile net
    income (loss) to net cash
    from operating activities:
      Bad debt expense                        20,000          ---
      Depreciation expense                       246          246
    Changes in operating assets
      and liabilities:
      (Increase) decrease in:
        Accrued interest receivable              ---       (1,532)
        Other current assets                     ---          ---
      Increase (decrease) in:
        Accounts payable                       3,096       (4,086)
                                            --------     --------
  Net cash provided by (used in)
    operating activities                         126       (4,019)

CASH FROM INVESTING ACTIVITIES:
  Issuance of notes receivable,
    related parties                               --           --
  Proceeds from collection of
    notes receivable, related
    parties                                       --           --
  Issuance of notes receivable               (20,000)     (75,000)
  Proceeds from collection of notes
    receivable                                    --           --
  Purchase of office equipment                    --           --
                                            --------     --------
  Net cash provided by (used in)
    investing activities                     (20,000)     (75,000)

CASH FROM FINANCING ACTIVITY:
  Issuance of common stock and
    warrants for cash, net of
    offering costs                                --           --
                                            --------     --------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                           (19,874)     (79,019)

CASH AND CASH EQUIVALENTS,
  beginning                                  126,892      215,964
                                            --------     --------
CASH AND CASH EQUIVALENTS, ending           $107,018     $136,945
                                            --------     --------
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

     The Company has generated no revenue other than interest income since inception. Management anticipates the Company will earn only interest income until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

     The Company is currently in a liquid position, and as of December 31, 1996, had a total working capital of $102,570 consisting primarily of cash and cash equivalents, as compared to a total working capital of $125,540 as of March 31, 1996. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

     At December 31, 1996, the Company had no material commitments for capital expenditures.

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

                                    NORTHERN DANCER CORPORATION

Dated: February 13, 1997            By /s/ Joseph E. O'Connor
                                       Joseph E. O'Connor, President and
                                       Treasurer (Principal Financial
                                       and Accounting Officer)