Form 10KSB
period 1997-03-31
NORTHERN DANCER CORP
filed 1997-10-15
CIK 820408

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended:  March 31, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes --- No -X-

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year were $14,394.

To the best of management's knowledge, no purchases or sales of the issuer's voting stock have occurred, and no market price for such stock has been quoted, in the past 60 days. As a result, the issuer is unable to compute the aggregate market value of the voting stock held by non-affiliates by reference to the price at which the stock was sold, or to the average bid and asked prices of such stock, as of a specified date within the past 60 days.

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

     The Company sold 23,915,000 Units of no par value common stock ("Common Stock") at $.02 per Unit, for net proceeds of $478,300 in a public offering which closed on March 28, 1988. Each Unit consists of two shares of the Company's no par value common stock and one Class A Common Stock Purchase Warrant. Each Class A Warrant entitles the holder to purchase one share of common stock and one Class B Common Stock Purchase Warrant at a price of $.02. Each Class B Warrant entitles the holder to purchase one share of common stock and one Class C Common Stock Purchase Warrant at a price of $.04. Each Class C Common Stock Purchase Warrant entitles the holder to purchase one share of common stock at a price of $.06. During the year ended March 31, 1997, the expiration dates of the Class A, B and C warrants were extended to December 31, 1997. The Class A, B and C Warrants are detachable and may be separately traded. The Company has the right to call any or all of the Warrants with 30 days' notice at a price of $.0001.
No warrants have been exercised as of March 31, 1997.

     During February, 1994, the Company entered into a 90 day option agreement with an unaffiliated company which held a five-year license agreement with the Republic of Madagascar to search for ships that have sunk within the Malagasy territorial waters. The Company incurred expenses of approximately $55,000 related to this project including the costs of conducting an underwater search of the area where a particular shipwreck was believed to be located, but the search was unsuccessful. Therefore, the Company did not exercise its option to acquire an interest in the Madagascar license and the project was terminated.

     During the fiscal year ended March 31, 1996 the Company loaned a total of $85,000 to Dunn International, Inc. ("Dunn") in anticipation of a possible merger with or acquisition of Dunn. Dunn was engaged in two lines of business: (1) the sale of software packages for petrochemical plants and refineries, and (2) providing maintenance and turnaround services for
petrochemical plants and refineries.   During August 1996 the Company agreed
to convert the $85,000 of loans and $5,883 of accrued interest into 57,941 shares of Dunn's common stock which represented approximately 18% of Dunn's outstanding common stock as of March 31, 1997.

     Since the conversion of the $85,000, the Company has loaned an additional $60,725 to Dunn ($40,725 was loaned before March 31, 1997 and $20,000 was loaned after March 31, 1997.) These additional loans were made in an attempt to protect the Company's investment in Dunn. The Company has never completed a merger or acquisition with Dunn because after completing its due diligence, management was of the opinion that a merger or acquisition would not be in the best interests of the Company at the time. The Company reevaluates this decision periodically.

     Dunn is approximately 50% owned by a principal stockholder of the Company and her husband who is the Chairman of the Board and CEO of Dunn. See ITEM 12 below.

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

     The Company expects to continue concentrating primarily on the identifica-tion and evaluation of prospective merger or acquisition "target" entities including private companies, partnerships or sole proprietorships. The Company does not intend to act as a general or limited partner in connection with partnerships it may merge with or acquire. Management has not identified any particular area of interest within which the Company will concentrate its efforts.

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

COMPETITION

     The Company is and will remain an insignificant participant among the firms which engage in mergers with and acquisitions of privately-financed entities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical exper-tise than the Company. In view of the Company's combined limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

EMPLOYEES

     The Company currently has no employees. While all of the Company's Officers and Directors have prior experience in the operation and management of various businesses, none of the Company's Officers or Directors has any prior significant experience in the valuation of businesses or in the structuring of mergers and acquisitions.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company maintains its offices in space provided by a company in which a principal shareholder of the Company is an officer and director. Since May 1993, the Company has not been charged rent for such office space. The Company's address is 370-17th Street, Suite 2300, Denver, Colorado 80202 and its telephone number is (303) 572-5000.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings to which the Company is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Company during the last quarter of the fiscal year ended March 31, 1997.

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

     (b)   HOLDERS.

          The number of record holders of the Company's no par value common stock at August 31, 1997 was 147. This does not include shareholders who hold stock in their accounts at broker/dealers.

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

     The Company is currently in a liquid position, and as of March 31, 1997, had working capital (consisting primarily of cash and cash equivalents) totalling $90,431. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

     General and administrative expenses have remained relatively consistent between the years ended March 31, 1996 and 1997.

     During fiscal 1997 and 1996, the Company advanced $40,725 and $85,000 to Dunn. (See ITEMS 1 and 12.) The notes bear interest from 6% to 8.5%, however, no interest income has been recorded as a result of the uncertainty of collection. Also, due to the uncertainty of collection, all notes were written off as uncollectible during the year the advance was made. During fiscal 1997 a $10,000 principal payment was made on these fully reserved notes and accordingly, the Company recorded a $10,000 bad debt recovery. Additionally the Company converted $85,000 of these notes and $5,883 of unrecorded interest income into 57,941 shares of common stock of Dunn. No value has been recorded for this investment in Dunn.

     As of March 31, 1997, the Company had no material commitments for capital expenditures.

ITEM 7.  FINANCIAL STATEMENTS.

     The Independent Auditors' Report appears at page F-1, and the Financial Statements and Notes to Financial Statements appear at pages F-2 through F-8 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Company's inception.

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company are as follows:

      Name              Age                      Position
------------------      ---         ---------------------------------
Joseph E. O'Connor       56        President, Treasurer and Director

J. Daniel Bell           52        Secretary and Director

David C. Walters         51        Director

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

     J. DANIEL BELL - SECRETARY AND DIRECTOR. Mr. Bell has served as a Director of the Company since August 16, 1996 and as Secretary of the Company since September 18, 1996. For the last 10 years Mr. Bell has served as Chairman of the Board and Chief Executive Officer of Industrial Services Technologies, Inc. ("IST"), a holding company built on five buyouts of middle market companies. These five companies are Piping Engineering Co. Inc., Chem-Fab, Inc., International Catalyst, Inc. and IST Mechanical Corp. Mr. Bell also serves as Chairman of the Board and Chief Executive Officer of Dunn International, Inc.

     DAVID C. WALTERS - DIRECTOR. Mr. Walters has been a Director of the Company since March, 1989. He has been self-employed as a CPA since 1986. Mr. Walters has also served as President and a Director of Man O'War, Inc., a publicly-held company, since its inception on December 31, 1986. On October 4, 1988, Man O'War, Inc., a "blind pool" company, acquired 100% of Reduction Tech-nologies, Inc., a Texas corporation engaged in the business of offering chemically based waste treatment services. From November, 1985 until January, 1986, he served as President and Director of Atlantic Express, Inc., a publicly held company formed as a "blind pool" for the purpose of acquiring and consulting a business opportunity. In January, 1987, Atlantic Express, Inc. completed a business combination with NTR, Inc., a New York based company engaged in the transportation business, at which time Mr. Walters resigned as an officer but continued to serve as a director until 1988. From August, 1982 to April, 1986, he was Controller of Star CATV Investment Corp., a cable TV headquarters for 140 systems in Waxahachie, Texas. From 1980 to 1982, he served as Vice President and Treasurer of American/Chaparral, Inc., an oil and gas leasing and drilling company. He owned and operated Walters Rentals, a company which engaged in real estate management and residential loan origination and commercial loan brokering. He has served as Vice President and Treasurer of Security Bankshares, Inc., a bank holding company, from 1975 to 1976; he was Controller of First National Bank in Colorado Springs, Colorado, from 1972 to 1974; and Auditor for Fidelity Services Corporation, a bank holding company, from 1967 to 1972. Mr. Walters graduated from Lamar University with a BBA degree in Accounting in 1967. He became a Certified Public Accountant in 1984.

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

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President. No executive officer received compensation in excess of $100,000 for the fiscal year ended March 31, 1997:

                        Summary Compensation Table
                                             Long Term Compensation
                           Annual Compensation         Awards         Payouts
                                          Other                                All
                                          Annual  Restricted Options/          Other
Name and Principal                Compen- Stock     SARs       LTIP           Compen-
     Position        Year  Salary  Bonus  sation   Award(s)  (Number) Payouts sation
Joseph E. O'Connor,  1997   _____   -0-    -0-       -0-       -0-     -0-      -0-
 President           1996     -0-   -0-    -0-       -0-       -0-     -0-      -0-
                     1995  $4,500*  -0-    -0-       -0-       -0-     -0-      -0-
_____________________

* Represents consulting fees paid to Mr. O'Connor for services provided to the Company in connection with the review of an acquisition candidate.

         None of the Company's Officers and Directors currently receives a salary from the Company. However, the Company has paid its President and others for consulting services provided to the Company. The Company does not anticipate in the near future entering into employment agreements with any of its Officers or Directors. Although Directors do not receive compen-sation for their services as Directors as such, Directors may be reimbursed for expenses incurred in attending Board meetings.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of September 15, 1997, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Director individually and all Directors and Officers of the Company as a group:

   Name and Address              Amount and Nature of      Percent
  of Beneficial Owner            Beneficial Ownership      of Class
------------------------         --------------------      --------
Joseph E. O'Connor                    9,000,000<FN1><FN6>      8.9%
2 Corporate Plaza, Suite 200
Newport Beach, CA 92660

David C. Walters                      3,000,000<FN2><FN6>      3.0%
221 Gregory Drive
DeSoto, TX  75115

Ralph H. Grills, Jr.                  9,500,000<FN3><FN6>      9.4%
No. 906
1888 South Jackson
Denver, CO  80210

J. Daniel Bell                       12,670,000<FN4><FN6>     12.3%
2750 East Cedar Avenue
Denver, CO 80209

Carylyn K. Bell                      12,670,000<FN5><FN6>     12.3%
2750 East Cedar Avenue
Denver, CO  80209

All Directors and                    15,750,000<FN1><FN2>     14.9%
Officers as a Group                         <FN6>
(2 Persons)

________________________

<FN1>
Includes 6,000,000 shares owned directly by Mr. O'Connor and Class A Warrants to purchase 3,000,000 shares at an exercise price of $.02 per share.
<FN2>
Includes 2,000,000 shares and Class A Warrants to purchase 1,000,000 shares at an exercise price of $.02 per share owned of record by Walters Planning Group, to which Mr. Walters has beneficial ownership due to his position as sole proprietor.
<FN3>
Includes 6,500,000 shares owned directly by Mr. Grills and Class A Warrants to purchase 3,000,000 shares at an exercise price of $.02 per share.
<FN4>
Includes 250,000 shares and Class A Warrants to purchase 2,250,000 shares held directly by Mr. Bell; 7,320,000 shares and Class A Warrants to purchase 2,500,000 shares held by Carylyn Bell, the wife of Mr. Bell; and 350,000 shares held by Ms. Bell as custodian for a minor child.
<FN5>
Includes 7,320,000 shares and Class A Warrants to purchase 2,500,000 shares at an exercise price of $.02 per share owned directly by Ms. Bell; 350,000 shares held by Ms. Bell as custodian for a minor child; and 250,000 shares and Class A Warrants to purchase 2,250,000 Shares at an exercise price of $.02 per share, owned by J. Daniel Bell, Ms. Bell's husband, to which Ms. Bell may be deemed to have beneficial ownership.
<FN6>
Each Class A Warrant entitles the holder to purchase one share of Common Stock and one Class B Warrant at $.02. Each Class B Warrant entitles the holder to purchase one share of Common Stock and one Class C Warrant at $.04. Each Class C Warrant entitles the holder to purchase one share of Common Stock at $.06.
All of the Class A, Class B and Class C Common Stock purchase Warrants are exercisable until December 31, 1997.

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

    During the fiscal year ended March 31, 1996 the Company loaned a total of $85,000 to Dunn International, Inc. ("Dunn") in anticipation of a possible merger with or acquisition of Dunn. Dunn was engaged in two lines of business: (1) the sale of software packages for petrochemical plants and refineries, and (2) providing maintenance and turnaround services for
petrochemical plants and refineries.    During August 1996 the Company
agreed to convert the $85,000 of loans and $5,883 of accrued interest into 57,941 shares of Dunn's common stock which represented approximately 18% of Dunn's outstanding common stock as of March 31, 1997.

    Since the conversion of the $85,000, the Company has loaned an additional $60,725 to Dunn ($40,725 was loaned before March 31, 1997 and $20,000 was loaned after March 31, 1997.) These additional loans were made in an attempt to protect the Company's investment in Dunn. The Company has never completed a merger or acquisition with Dunn because after completing its due diligence, management was of the opinion that a merger or acquisition would not be in the best interests of the Company at the time. The Company reevaluates this decision periodically.

    Dunn is approximately 50% owned by Carylyn Bell, a principal stockholder of the Company and her husband, J. Daniel Bell, a director and Secretary of the Company, who is the Chairman of the Board and CEO of Dunn.

    The Company's Board of Directors believes that the terms of the above transactions were on terms no less favorable to the Company than if the transactions were with unaffiliated parties.

                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits:

Exhibit
Number       Description                         Location
------ -------------------------  ------------------------------------------
   3   Articles of Incorporation  Incorporated by reference to
       and Bylaws                 Exhibit No. 3 to the Registrant's
                                  Registration Statement (No. 33-9640-LA) on
                                  Form S-18

         (b) No Reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                  INDEX TO FINANCIAL STATEMENTS

                   NORTHERN DANCER CORPORATION
                  (A development stage company)
                                                       Page
     Independent Auditor's Report                       F-1
     Balance Sheet                                      F-2
     Statements of Operations                           F-3
     Statement of Changes in Stockholders' Equity       F-4
     Statements of Cash Flows                           F-6
     Notes to Financial Statements                      F-7

                    INDEPENDENT AUDITOR'S REPORT

Board of Directors
Northern Dancer Corporation
Denver, Colorado

We have audited the accompanying balance sheet of Northern Dancer Corporation (a development stage company) as of March 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Dancer Corpora-tion as of March 31, 1997, and the results of its operations and its cash flows for the years ended March 31, 1997 and 1996, in conformity with generally accepted accounting principles.

The financial statements of Northern Dancer Corporation for the period from January 16, 1987 to March 31, 1990 were audited by other auditors, whose report dated February 8, 1991, expressed an unqualified opinion on those statements.
We have audited the combination in the accompanying statements of operations, stockholders' equity and cash flows of the period from January 16, 1987 (inception) to March 31, 1990 into the period from January 16, 1987 to March 31, 1997. In our opinion, such financial statements have been properly combined.


/s/ Hein + Associates llp
Hein + Associates llp

Denver, Colorado
July 15, 1997

                     NORTHERN DANCER CORPORATION
                    (A development stage company)

                            BALANCE SHEET
                           MARCH 31, 1997

                               ASSETS
Current Assets:
     Cash and cash equivalents              $       97,080

     Other current assets                              777

          Total current assets                      97,857

Note Receivable and Investment
   in Related Party, net of
   $30,725 allowance for
   doubtful accounts and $85,000
   valuation  allowance                                  -

Office Equipment, net of $656
   accumulated depreciation                            978

Total Assets                                $       98,835

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities -
    Accounts payable                        $        7,426

Stockholders' Equity:

     Preferred stock, no par value;
          10,000,000 shares authorized,
          none issued or outstanding                     -
     Common stock, no par value;
          1,500,000,000 shares authorized;
       98,330,000 shares issued and
          outstanding                              398,409

    Deficit accumulated during the
          development stage                       (307,000)

         Total stockholders' equity                 91,409

Total Liabilities and Stockholders' Equity  $       98,835

        See accompanying notes to these financial statements.

                   NORTHERN DANCER CORPORATION
                  (A development stage company)

                     STATEMENTS OF OPERATIONS
                                                                   Cumulative
                                                                      from
                                                                    January
                                               For the Years        16, 1987
                                              Ended March 31,      (Inception)
                                          -----------------------   to March
                                             1997         1996      31, 1997
                                          ----------   ----------   ---------
REVENUE:

     Interest income                      $    4,394   $    5,995   $ 112,896
     Interest income, related party                -            -      28,566
     Bad debt recovery, related party         10,000            -      10,000
                                              14,394        5,995     151,462
EXPENSES:

     General and administrative                9,106        8,012     229,677
     Consulting and administrative,
          related parties                          -            -      91,100
     Bad debt expense, related party          40,725       85,000     137,685
                                              49,831       93,012     458,462

NET LOSS                                  $  (35,437)  $  (87,017)  $(307,000)

NET LOSS PER COMMON SHARE                 $      *     $      *

WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING                          98,330,000   98,330,000
____________________
*   Less than $.001 per share.

      See accompanying notes to these financial statements.

                   NORTHERN DANCER CORPORATION
                  (A development stage company)

           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THE PERIOD FROM JANUARY 16, 1987 (INCEPTION)
                        TO MARCH 31, 1997
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
                           (Continued)

                   NORTHERN DANCER CORPORATION
                  (A development stage company)

           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THE PERIOD FROM JANUARY 16, 1987 (INCEPTION)
                  TO MARCH 31, 1997 (Continued)
                                                        Deficit
                                                      Accumulated
                                  Common Stock        During the
                              ---------------------   Development
                                Shares      Amount       Stage      Total
                              ----------   --------   -----------  --------
BALANCES, March 31, 1993      98,330,000    398,409      (86,054)   312,355

  Net loss                             -          -     (189,975)  (189,975)

BALANCES, March 31, 1994      98,330,000    398,409     (276,029)   122,380

  Net income                           -          -       91,483     91,483

BALANCES, March 31, 1995      98,330,000    398,409     (184,546)   213,863

  Net loss                             -          -      (87,017)   (87,017)

BALANCES, March 31, 1996      98,330,000    398,409     (271,563)   126,846

  Net loss                             -          -      (35,437)   (35,437)

BALANCES, March 31, 1997      98,330,000   $398,409    $(307,000)  $ 91,409

      See accompanying notes to these financial statements.

                   NORTHERN DANCER CORPORATION
                  (A development stage company)

                     STATEMENTS OF CASH FLOWS
                                                                Cumulative
                                                                   From
                                                                January 16,
                                                                   1987
                                            Ended March 31,     (Inception)
                                          -------------------   to March 31,
                                             1997       1996       1997
                                          ---------   -------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                $(35,437)  $(87,017)  $(307,000)
  Adjustments to reconcile net loss to
    net cash from operating activities:
      Depreciation expense                     328        328         656
      Bad debt expense (recovery)           30,725     85,000     127,685
      Changes in operating assets and
        liabilities:
        (Increase) decrease in:
          Accrued interest receivable            -          -     (10,251)
          Other current assets                   -          -        (777)
        Increase (decrease) in -
          Accounts payable                   5,297     (2,383)      7,426
      Net cash provided by (used in)
        operating activities                   913     (4,072)   (182,261)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Issuance of notes receivable,
    related party                          (40,725)   (85,000)   (361,875)
  Issuance of notes receivable, other            -          -    (125,000)
  Proceeds from collection of notes
    receivable, related parties                  -          -     234,441
  Proceeds from collections of notes
    receivable                              10,000          -     135,000
  Purchase of office equipment                   -          -      (1,634)
      Net cash (used in)
        investing activities               (30,725)   (85,000)   (119,068)

CASH FLOWS FROM FINANCING ACTIVITY-
  Issuance of common stock and warrants
    for cash, net of offering costs              -          -     398,409

(DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                              (29,812)   (89,072)     97,080

CASH AND CASH EQUIVALENTS, beginning       126,892    215,964           -

CASH AND CASH EQUIVALENTS, ending         $ 97,080   $126,892    $ 97,080

      See accompanying notes to these financial statements.

                   NORTHERN DANCER CORPORATION
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

1.  Nature of Operations:

Northern Dancer Corporation (a development stage company) (the Company) was incorporated under the laws of the State of Colorado on January 16, 1987. The Company's activities to date have been limited to organizational efforts and obtaining additional financing.

The Company was formed to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is not limited to any geographic area in seeking out opportunities, nor has a specific earning or asset level requirement been established. Management has not identified any particular business, industry or area of interest within which the Company will seek an acquisition or merger. However, the Company does not intend to act as a general or limited partner in connection with partnerships it may attempt to merge with or acquire. The Company has not conducted, nor have others made available to it, market research supporting the viability of the Company's proposed operations.

Although a number of companies have been evaluated for possible mergers or acquisitions, the Company has not entered into any agreements concerning a potential merger or acquisition.

2.  Significant Accounting Principles:

Net Loss per Common Share - The net loss per share of common stock is determined using the weighted-average number of shares issued and outstanding during the period. Common stock warrants were not included in the computation because they are antidilutive.

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

Impairment of Long-Lived Assets - During the year ended March 31, 1997, the Company adopted Financial Accounting Standards Board Statement 121 (FAS 121). In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carry-ing amount to determine if a write-down to market value or discounted cash flow value is required. Adoption of FAS 121 had no effect on the March 31, 1997 financial statements.

Stock-Based Compensation - During the year ended March 31, 1997, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. The Company has not issued any stock options, grants or other forms of stock compensation and therefore the adoption of SFAS did not have any impact on the Company's financial statements.

3.  Related Party Transactions:

During fiscal 1997 and 1996, the Company advanced $40,725 and $85,000 to an entity and its subsidiaries that are approximately 50% owned by a stockholder of the Company and her husband, who is a director/officer of the Company. The notes bear interest from 6% to 8.5%, however, no interest income has been recorded as a result of the uncertainty of collection. Also, due to the uncertainty of collection, all notes were written off as uncollectible during the year the advance was made. During fiscal 1997 a $10,000 principal payment was made on these fully reserved notes and accordingly, the Company recorded a $10,000 bad debt recovery. Additionally the Company converted $85,000 of these notes and $5,883 of unrecorded interest income into 57,941 shares of common stock of the entity, which represents approximately 18% of the entity's outstanding common stock as of March 31, 1997. No value has been recorded for this investment in the entity. Subsequent to March 31, 1997, the Company advanced an additional $20,000 to this related entity and one of its subsidiaries. The notes bear interest at 8.5%.

The Company has retained a stock transfer agent of which a major stockholder is also a stockholder of the Company. Fees paid to the stock transfer agent were not significant.

4.  Stockholders' Equity:

On March 28, 1988, the Company completed a public offering for the sale of 23,915,000 units at a price of $.02 per unit, or gross proceeds of $478,300. Each unit consists of two shares of the Company's no par value common stock and one Class A Common Stock Purchase Warrant. Each Class A Warrant entitles the holder to purchase one share of common stock and one Class B Common Stock Purchase Warrant at a price of $.02. Each Class B Warrant entitles the holder to purchase one share of common stock and one Class C Common Stock Purchase Warrant at a price of $.04. Each Class C Common Stock Purchase Warrant entitles the holder to purchase one share of common stock at a price of $.06. During the year ended March 31, 1996, expiration dates of the Class A, B, and C warrants were extended to December 31, 1997. The Class A, B and C Warrants are detachable and may be separately traded. The Company has the right to call any or all of the Warrants with 30-days notice at a price of $.0001. No warrants have been exercised as of March 31, 1997.

The Company has the authority to issue 10,000,000 shares of preferred stock, which may be issued in one or more series with the terms to be determined by the Company's Board of Directors.

5.  Incentive Stock Option Plan:

During fiscal 1987, the Company adopted an Incentive Stock Option Plan (the
Plan) under which options to purchase up to 10,000,000 shares of the Company's no par value common stock may be granted to employees of the Company. The Plan is administered by the Board of Directors, which is empowered to determine the terms and conditions of each option, subject to the limitation that the exercise price may not be less than the market value of the common stock on the date of the grant or 110% of market value in the case of options granted to an employee who owns 10% or more of the Company's outstanding common stock. In addition, no option can have a term in excess of ten years, or five years in the case of options granted to employees who own 10% or more of the Company's common stock. As of March 31, 1997, no options have been granted under the Plan.

6.  Income Taxes:

The components of deferred tax assets in the balance sheet, which are fully eliminated by a valuation allowance, are as follows:

Investment valuation and doubtful
        receivable allowance                    $  43,000
Net operating loss carryforward                    70,300
Less valuation allowance                         (113,300)

        Net deferred tax asset                  $      -0-

The Company has a net operating loss carryforward for federal tax reporting purposes of approximately $188,000. The tax net operating loss carryforward expires in 2003 through 2011.

                            SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NORTHERN DANCER CORPORATION

Dated: October 15, 1997           By/s/ Joseph E. O'Connor
                                    Joseph E. O'Connor, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                 Title                      Date
----------------------   ------------------------     ------------------

/s/ Joseph E. O'Connor   President and Treasurer      September 15, 1997
Joseph E. O'Connor       (Principal Financial and
                         Accounting Officer) and
                         Director

/s/ J. Daniel Bell       Director                     September 15, 1997
J. Daniel Bell


/s/ David C. Walters     Director                     September 15, 1997
David C. Walters