Form 10QSB
period 1997-06-30
NORTHERN DANCER CORP
filed 1997-11-14
CIK 820408

             U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

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

                     Yes -X-            No ---

As of June 30, 1997, 98,330,000 shares of Common Stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes ---       No -X-

                         NORTHERN DANCER CORPORATION
                        (A development stage company)
                               BALANCE SHEETS

                                            June 30,        March 31,
                                              1997            1997
          ASSETS                           (Unaudited)
                                            ---------       ---------
CURRENT ASSETS:
  Cash and cash equivalents                 $  70,931       $  97,080
  Note receivable and investment
    in related party, net of $50,725
    allowance for doubtful accounts
    and $85,000 valuation allowance                 0               0
  Other current assets                            777             777
                                            ---------       ---------
     Total current assets                       71,708          97,857

Office equipment, at cost                       1,634           1,634
Less: accumulated depreciation                   (738)           (656)
                                            ---------       ---------
Net Fixed Assets                                  896             978
                                            ---------       ---------
                                            $  72,604       $  98,835

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                          $   3,192       $   7,426
                                            ---------       ---------
    Total current liabilities                   3,192           7,426

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value,
    10,000,000 shares authorized, none
    issued or outstanding                          --              --
  Common stock, no par value,
    1,500,000,000 shares authorized,
    98,330,000 shares issued and
     outstanding                               398,409         398,409
  Deficit accumulated during the
    development stage                        (328,997)       (307,000)
                                            ---------       ---------
    Total stockholders' equity                 69,412          91,409
                                            ---------       ---------
                                            $  72,604       $  98,835
  See note to financial statements.

                           NORTHERN DANCER CORPORATION
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                              Cumulative
                                                                 from
                                                              January 16,
                                                              1987 (incor-
                                                               poration)
                                       Three months ended      through
                                            June 30,           June 30,
                                        1997         1996        1997
                                     ----------   ---------  ------------
REVENUE:
  Interest income                    $    335      $ 1,210     $ 113,231
  Interest income-related parties          --           --        28,566
  Bad debt recovery, related party         --           --        10,000
                                     --------      -------     ---------
  Total Revenue                           335        1,210       151,797

EXPENSES:
  General and administrative            2,250        2,579       231,271
   General and administrative,
    related parties                        --           --        91,100
  Bad debt expense, related party      20,000           --       157,685
  Depreciation expense                     82           82           738
                                     --------      -------     ---------
  Total Expenses                       22,332        2,661       480,794
                                     --------      -------     ---------
NET INCOME (LOSS)                    ($21,997)     ($1,451)    ($328,997)

NET (LOSS) PER COMMON SHARE                --*          --*      ($0.004)

     WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                98,330,000   98,330,000   92,877,040

  * Less than $.001 per share

See note to financial statements.

                           NORTHERN DANCER CORPORATION
                          (A development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                             Cumulative from
                                                             January 16, 1987
                                       Three months ended    (incorporation)
                                            June 30,              through
                                       1997          1996      June 30, 1997
                                    ----------    ---------   ---------------
CASH FROM OPERATING ACTIVITIES:
  Net income (loss)                  $(21,997)    $ (1,451)     $(328,997)
  Adjustments to reconcile net
    income (loss) to net cash
    from operating activities:
      Bad debt expense                 20,000           --        147,685
      Depreciation expense                 82           82            738
    Changes in operating assets
      and liabilities:
      (Increase) decrease in:
        Accrued interest receivable        --           --        (10,251)
        Other current assets               --           --           (777)
      Increase (decrease) in:
        Accounts payable               (4,234)       2,579          3,192
                                     --------     --------      ---------
  Net cash provided by (used in)
    operating activities               (6,149)       1,210       (188,410)

CASH FROM INVESTING ACTIVITIES:
  Issuance of notes receivable,
    related parties                   (20,000)          --       (381,875)
  Proceeds from collection of notes
    receivable, related parties            --           --        234,441
  Issuance of notes receiv., other         --           --       (125,000)
  Proceeds from collection of notes
    receivable, other                      --           --        135,000
  Purchase of office equipment             --           --         (1,634)
                                     --------     --------      ---------
  Net cash provided by (used in)
    investing activities              (20,000)           0       (139,068)

CASH FROM FINANCING ACTIVITY:
  Issuance of common stock and
    warrants for cash, net of
    offering costs                         --           --        398,409
                                     --------     --------      ---------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                    (26,149)       1,210         70,931

CASH AND CASH EQUIVALENTS,
  beginning                            97,080      126,892             --
                                     --------     --------      ---------
CASH AND CASH EQUIVALENTS, ending    $ 70,931     $128,102      $  70,931

See note to financial statements.

                           NORTHERN DANCER CORPORATION
                          (A development stage company)

                           NOTE TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. The financial statements included herein have been prepared by the Company without audit except the March 31, 1997 balance sheet which was audited. The statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods shown. These statements do not include all information required by generally accepted accounting principles to be included in a full set of financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-KSB.

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

     The Company sold 23,915,000 Units of no par value common stock at $.02 per Unit, for net proceeds of $478,300 in a public offering which closed on March 28, 1988. Each Unit consists of two shares of common stock and one Class A Common Stock Purchase Warrant. Each Class A Warrant entitles the holder to purchase one share of common stock and one Class B Common Stock Purchase Warrant for $.02; each Class B Warrant entitles the holder to purchase one share of common stock and one Class C Common Stock Purchase Warrant for $.04; and each Class C Warrant entitles the holder to purchase an additional share of common stock at $.06. All Class A, Class B and Class C Warrants have been extended to December 31, 1997. As of June 30, 1997, no Warrants have been exercised.

     The Company has generated no revenue other than interest income since inception. Management anticipates the Company will earn only interest income until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

     The Company is currently in a liquid position, and as of June 30, 1997, had a total working capital of $68,516 consisting primarily of cash and cash equivalents, as compared to a total working capital of $90,431 as of March 31, 1997. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

     At June 30, 1997, the Company had no material commitments for capital expenditures.

                       PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  Not Applicable.

Item 2. Changes in Securities.  Not Applicable.

Item 3. Defaults Upon Senior Securities.  Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.  Not Applicable.

Item 5. Other Information.  Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibit 27      Financial Data Schedule    Filed herewith
                                                        electronically
        (b)  Reports on Form 8-K.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NORTHERN DANCER CORPORATION

Dated: November 14, 1997            By: /s/ Joseph E. O'Connor
                                       Joseph E. O'Connor, President and
                                       Treasurer (Principal Financial
                                       and Accounting Officer)
                               -6-