Form 10QSB
period 1997-12-31
NORTHERN DANCER CORP
filed 1998-02-26
CIK 820408

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended December 31, 1997

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

                     Yes -X-            No ---

As of December 31, 1997, 98,330,000 shares of Common Stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes ---       No -X-

                           NORTHERN DANCER CORPORATION
                          (A development stage company)

                                  BALANCE SHEETS

                                           December 31,     March 31,
                                              1997            1997
          ASSETS                           (Unaudited)
                                            ---------       ---------
CURRENT ASSETS:
  Cash and cash equivalents                 $  45,523       $  97,080
  Note receivable and investment in
    related party, net of $50,725
    allowance for doubtful accounts
    and $85,000 valuation allowance                --              --
  Other current assets                            777             777
                                            ---------       ---------
    Total current assets                       46,300          97,857

Office equipment, at cost                       1,634           1,634
Less: accumulated depreciation                   (902)           (656)
                                            ---------       ---------
    Net fixed assets                              732             978
                                            ---------       ---------
                                            $  47,032       $  98,835
                                            =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                          $   3,289       $   7,426
                                            ---------       ---------
    Total current liabilities                   3,289           7,426

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value,
    10,000,000 shares authorized, none
    issued or outstanding                          --              --
  Common stock, no par value,
    1,500,000,000 shares authorized,
    98,330,000 shares issued and
    outstanding                               398,409         398,409
  Deficit accumulated during the
    development stage                        (335,666)       (307,000)
                                            ---------       ---------
    Total stockholders' equity                 43,743          91,409
                                            ---------       ---------
                                            $  47,032       $  98,835
                                            =========       =========
See note to financial statements.

                           NORTHERN DANCER CORPORATION
                          (A development stage company)

                             STATEMENTS OF OPERATIONS
                                    (Unaudited)
                                                                 Cumulative
                                                                    from
                                                              January 16, 1987
                                                               (incorporation)
                       Three months ended    Nine months ended     through
                          December 31,          December 31,     December 31,
                        1997       1996       1997       1996       1997
REVENUE:              --------- ---------- ---------- ---------- -----------
 Interest income
  (forfeit)           $    (307)$    1,371 $      908 $    3,607 $  113,804
 Interest income,
  related party              --         --         --         --     28,566
 Bad debt recovery,
  related party              --         --         --         --     10,000
                      --------- ---------- ---------- ---------- ----------
                           (307)     1,371        908      3,607    152,370
EXPENSES:
 General and adm.         1,289      2,716      8,328      6,577    237,349
 General and adm.,
  related party              --         --      2,500         --     93,600
 Bad debt expense,
  related party          17,500         --     37,500     20,000    175,185
 Depreciation and
  amortization               82         82        246        246        902
                      --------- ---------- ---------- ---------- ----------
                         18,871      2,798     48,574     26,823    507,036
INCOME (LOSS) BEFORE
 INCOME TAXES AND
 EXTRAORDINARY ITEM     (19,178)    (1,427)   (47,666)   (23,216)  (354,666)

Provision for
 income taxes                --         --         --         --         --
                      --------- ---------- ---------- ---------- ----------
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM     (19,178)    (1,427)   (47,666)   (23,216)  (354,666)

Extraordinary Item:
 Reduction of income
  taxes due to util-
  ization of operat-
  ing loss
  carryforward               --         --         --         --         --
                      --------- ---------- ---------- ----------  ---------
NET INCOME (LOSS)     $ (19,178)$   (1,427)$  (47,666) $ (23,216) $(354,666)
                     ========== ========== ========== ==========  =========
NET INCOME (LOSS)
 PER COMMON SHARE            --*        --*        --*        --* $  (0.004)
                     ========== ========== ========== ====4=====  =========
WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING         98,330,000 98,330,000 98,330,000 98,330,000 93,126,794
                     ========== ========== ========== ========== ==========
  * Less than $.001 per share

See note to financial statements.

                           NORTHERN DANCER CORPORATION
                          (A development stage company)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                             Cumulative from
                                                             January 16, 1987
                                       Nine months ended     (incorporation)
                                          December 31,           through
                                        1997        1996     December 31, 1997
                                     ---------    --------  ------------------
CASH FROM OPERATING ACTIVITIES:
  Net income (loss)                  $(47,666)    $(23,216)     $(354,666)
  Adjustments to reconcile net
    income (loss) to net cash
    from operating activities:
    Bad debt expense                   37,500       20,000        165,185
    Depreciation expense                  246          246            902
    Changes in operating assets
      and liabilities:
      (Increase) decrease in:
        Accrued interest receivable        --           --        (10,251)
        Other current assets               --           --           (777)
      Increase (decrease) in:
        Accounts payable               (4,137)       3,096          3,289
                                     --------     --------      ---------
  Net cash provided by (used in)
    operating activities              (14,057)         126       (196,318)

CASH FROM INVESTING ACTIVITIES:
  Issuance of notes receivable,
    related parties                   (37,500)     (20,000)      (399,375)
  Proceeds from collection of notes
    receivable, related parties            --           --        234,441
  Issuance of notes receivable             --           --       (125,000)
  Proceeds from collection of
    notes receivable                       --           --        135,000
  Purchase office equipment                --           --         (1,634)
                                     --------     --------      ---------
  Net cash provided by (used in)
    investing activities              (37,500)     (20,000)      (156,568)

CASH FROM FINANCING ACTIVITIES:
  Issuance of common stock and
    warrants for cash, net of
    offering costs                         --           --        398,409
                                     --------     --------      ---------
  Net cash provided by financing
    activities                              0            0        398,409
                                     --------     --------      ---------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                    (51,557)     (19,874)        45,523

CASH AND CASH EQUIVALENTS,
  beginning                            97,080      126,892             --
                                     --------     --------      ---------
CASH AND CASH EQUIVALENTS, ending    $ 45,523     $107,018      $  45,523
                                     ========     ========      =========
See note to financial statements.

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

     The Company sold 23,915,000 Units of no par value common stock at $.02 per Unit, for net proceeds of $478,300 in a public offering which closed on March 28, 1988. Each Unit consists of two shares of common stock and one Class A Common Stock Purchase Warrant. Each Class A Warrant entitles the holder to purchase one share of common stock and one Class B Common Stock Purchase Warrant for $.02; each Class B Warrant entitles the holder to purchase one share of common stock and one Class C Common Stock Purchase Warrant for $.04; and each Class C Warrant entitles the holder to purchase an additional share of common stock at $.06. All Class A, Class B and Class C Warrants have been extended to December 31, 1998. As of September 30, 1997, no Warrants have been exercised.

     The Company has generated no revenue other than interest income since inception. Management anticipates the Company will earn only interest income until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

     The Company is currently in a liquid position, and as of December 31, 1997, had a total working capital of $43,011 consisting primarily of cash and cash equivalents, as compared to a total working capital of $90,431 as of March 31, 1997. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

     At December 31, 1997, the Company had no material commitments for capital expenditures.

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

                                    NORTHERN DANCER CORPORATION

Dated: February 26, 1998            By:  /s/ Joseph E. O'Connor
                                        Joseph E. O'Connor, President and
                                        Treasurer (Principal Financial
                                        and Accounting Officer)
                               -6-