Form 10KSB
period 1998-03-31
NORTHERN DANCER CORP
filed 1998-09-02
CIK 820408

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended:  March 31, 1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year were $4,799.

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

As of July 31, 1998, the Issuer had 98,330,000 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

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

     The Company sold 23,915,000 Units of no par value common stock ("Common Stock") at $.02 per Unit, for net proceeds of $478,300 in a public offering which closed on March 28, 1988. Each Unit consists of two shares of the Company's no par value common stock and one Class A Common Stock Purchase Warrant. Each Class A Warrant entitles the holder to purchase one share of common stock and one Class B Common Stock Purchase Warrant at a price of $.02. Each Class B Warrant entitles the holder to purchase one share of common stock and one Class C Common Stock Purchase Warrant at a price of $.04. Each Class C Common Stock Purchase Warrant entitles the holder to purchase one share of common stock at a price of $.06. During the year ended March 31, 1997, the expiration dates of the Class A, B and C warrants were extended to December 31, 1997. The Warrants expired on December 31, 1997.

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

     Since the conversion of the $85,000, the Company has loaned an additional $78,225 to Dunn ($40,725 was loaned during the year ended March 31, 1997, and $37,500 was loaned during the year ended March 31, 1998). These additional loans were made in an attempt to protect the Company's investment in Dunn.
The Company has never completed a merger or acquisition with Dunn because after completing its due diligence, management was of the opinion that a merger or acquisition would not be in the best interests of the Company at the time.

     Dunn is approximately 50% owned by a principal stockholder of the Company and her husband who is the Chairman of the Board and CEO of Dunn. See ITEM 12 below.

     During August 1998, the Company signed a letter of intent with U.S. Trucking, Inc. for an acquisition, however, as of the date of filing this Form 10-KSB, no definitive agreement has been executed. A shareholder meeting has been called for September 4, 1998, for the purpose of approving a 1 for 160 reverse stock split and a name change to U.S. Trucking, Inc. contingent on the closing of the transaction with U.S. Trucking, Inc.

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

COMPETITION

     The Company is and will remain an insignificant participant among the firms which engage in mergers with and acquisitions of privately-financed entities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Company during the last quarter of the fiscal year ended March 31, 1998.

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

     (b)   HOLDERS.

          The number of record holders of the Company's no par value common stock at June 30, 1998, was 146. This does not include shareholders who hold stock in their accounts at broker/dealers.

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

     The Company is currently in a liquid position, and as of March 31, 1998, had working capital (consisting primarily of cash and cash equivalents) totaling $42,471. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

     General and administrative expenses have remained relatively consistent between the years ended March 31, 1997 and 1998.

     During fiscal 1998, 1997 and 1996, the Company advanced $37,500, $40,725 and $85,000, respectively, to Dunn. (See ITEMS 1 and 12.) The notes bear interest from 6% to 8.5%, however, no interest income has been recorded as a result of the uncertainty of collection. Also, due to the uncertainty of collection, all notes were written off as uncollectible during the year the advance was made. During fiscal 1997 a $10,000 principal payment was made on these fully reserved notes and accordingly, the Company recorded a $10,000 bad debt recovery. Additionally, during the year ended March 31, 1997, the Company converted $85,000 of these notes and $5,883 of unrecorded interest income into 57,941 shares of common stock of Dunn. No value has been recorded for this investment in Dunn.

     As of March 31, 1998, the Company had no material commitments for capital expenditures.

ITEM 7.  FINANCIAL STATEMENTS.

     The Independent Auditors' Report appears at page F-1, and the Financial Statements and Notes to Financial Statements appear at pages F-2 through F-11 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Company's inception.

     On July 13, 1998, the Company engaged Schumacher & Associates, Inc. as its independent accountants for the fiscal year ended March 31, 1998. Also on July 13, 1998, Hein & Associates was dismissed as the Company's independent accountants. In connection with the prior audit for the year ended March 31, 1997, and during the interim period from March 31, 1997 to July 31, 1998, there have been no disagreements with Hein & Associates on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company are as follows:

      Name                 Age                    Position
------------------         ---       ---------------------------------
Joseph E. O'Connor         57        President, Treasurer and Director

J. Daniel Bell             53        Secretary and Director

David C. Walters           52        Director

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

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President. No executive officer received compensation in excess of $100,000 for the fiscal year ended March 31, 1998:

                          SUMMARY COMPENSATION TABLE

                                                         LONG-TERM COMPENSATION
                                                   ----------------------------------
                          ANNUAL COMPENSATION            AWARDS           PAYOUTS
                    -----------------------------  ------------------ ---------------
                                          OTHER    RE-                        ALL
                                          ANNUAL   STRICTED  OPTIONS/         OTHER
NAME AND PRINCIPAL                        COMPEN-  STOCK     SARs     LTIP    COMPEN-
POSITION            YEAR SALARY   BONUS   SATION   AWARD(S)  (NUMBER) PAYOUTS SATION
------------------  ---- ------   -----   ------   --------  -------- ------- -------
Joseph E. O'Connor, 1998   -0-     -0-     -0-        -0-       -0-     -0-     -0-
  President         1997   -0-     -0-     -0-        -0-       -0-     -0-     -0-
                    1996   -0-     -0-     -0-        -0-       -0-     -0-     -0-


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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of July 28, 1998, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Director individually and all Directors and Officers of the Company as a group:

  Name and Address              Amount and Nature of       Percent
  of Beneficial Owner           Beneficial Ownership       of Class
------------------------        --------------------       --------
Joseph E. O'Connor                 6,000,000                  6.1%
2 Corporate Plaza, Suite 200
Newport Beach, CA 92660



David C. Walters                   2,000,000                  2.0%
221 Gregory Drive
DeSoto, TX  75115

Ralph H. Grills, Jr.               6,500,000                  6.6%
No. 906
1888 South Jackson
Denver, CO  80210

J. Daniel Bell                     7,920,000<FN1>             8.1%
2750 East Cedar Avenue
Denver, CO 80209

Carylyn K. Bell                    7,920,000<FN2>             8.1%
2750 East Cedar Avenue
Denver, CO  80209

All Directors and                 15,920,000<FN1>            16.2%
Officers as a Group
(3 Persons)
________________________

<FN1>
Includes 250,000 shares held directly by Mr. Bell; 7,320,000 shares held by Carylyn Bell, the wife of Mr. Bell; and 350,000 shares held by Ms. Bell as custodian for a minor child.
<FN2>
Includes 7,320,000 shares owned directly by Ms. Bell; 350,000 shares held by Ms. Bell as custodian for a minor child; and 250,000 shares owned by J. Daniel Bell, Ms. Bell's husband, to which Ms. Bell may be deemed to have beneficial ownership.

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

     Since the conversion of the $85,000, the Company has loaned an additional $78,225 to Dunn ($40,725 was loaned during the year ended March 31, 1997 and $37,500 was loaned during the year ended March 31, 1998). These additional loans were made in an attempt to protect the Company's investment in Dunn.
The Company has never completed a merger or acquisition with Dunn because after completing its due diligence, management was of the opinion that a merger or acquisition would not be in the best interests of the Company at the time. The Company reevaluates this decision periodically.

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

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

Exhibit
Number         Description                      Location
-------   -------------------------  ------------------------------------

   3      Articles of Incorporation  Incorporated by reference to
          and Bylaws                 Exhibit No. 3 to the Registrant's
                                     Registration Statement (No. 33-9640-LA)
                                     on Form S-18

     (b)  A Report on Form 8-K was filed on July 13, 1998, reporting under
Item 4 a change in the Company's certified public accountants from Hein & Associates to Schumacher & Associates, Inc.

                      INDEX TO FINANCIAL STATEMENTS

                       NORTHERN DANCER CORPORATION
                      (A development stage company)

                           FINANCIAL STATEMENTS

                                   WITH

             REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           MARCH 31, 1998 AND 1997

                                                         Page

     Reports of Independent Certified Public
       Accountants . . . . . . . . . . . . . . . . . .  F-2 - F-3

     Financial Statements:

       Balance Sheet . . . . . . . . . . . . . . . . .     F-4

       Statements of Operations. . . . . . . . . . . .     F-5

       Statement of Changes in Stockholders' Equity. .     F-6

       Statements of Cash Flows. . . . . . . . . . . .     F-8

       Notes to Financial Statements . . . . . . . . .     F-9

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Northern Dancer Corporation
Denver, CO 80202


We have audited the accompanying balance sheet of Northern Dancer Corporation (a development stage company) as of March 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the year ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Northern Dancer Corporation (a development stage company) as of March 31, 1998, and the results of its operations, changes in its stockholders' equity and its cash flows for the year ended March 31, 1998, in conformity with generally accepted accounting principles.

The financial statements of Norther Dancer Corporation (a development stage company) for the period from January 16, 1987 to March 31, 1997 were audited by other auditors, whose reports expressed unqualified opinions on those statements. We have audited the combination of these prior statements into the period from January 16, 1987 to March 31, 1998. In our opinion, such financial statements have been properly combined.


                              /s/ Schumacher & Associates, Inc.

                              Schumacher & Associates, Inc.
                              Certified Public Accountants
                              12835 E. Arapahoe Road
                              Tower II, Suite 110
                              Englewood, Colorado  80112

July 21, 1998

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Northern Dancer Corporation
Denver, CO 80202


We have audited the accompanying statements of operations, stockholders' equity and cash flows of Northern Dancer Corporation (a development stage company) for the year ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the results of operations, changes in its stockholders' equity and its cash flows of Northern Dancer Corporation (a development stage company) for the year ended March 31, 1997 in conformity with generally accepted accounting principles.



                               Hein + Associates llp
                               Denver, Colorado

July 15, 1997

                        NORTHERN DANCER CORPORATION
                       (A development stage company)

                               BALANCE SHEET
                               MARCH 31, 1998

                                  ASSETS

Current Assets:

     Cash                                             $  46,872
                                                      ---------
       Total Current Assets                              46,872

     Office equipment, net of accumulated
      depreciation of $983                                  652
                                                      ---------
TOTAL ASSETS                                          $  47,524
                                                      =========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities -
     Accounts payable                                 $   4,401
                                                      ---------
        Total Current Liabilities                         4,401
                                                      ---------
TOTAL LIABILITIES                                         4,401
                                                      =========

Commitments and Contingencies (Notes 4 and 5)

Stockholders' Equity:

     Preferred stock, no par value;
      10,000,000 shares authorized,
      none issued or outstanding                              -

     Common stock, no par value;
      1,500,000,000 shares authorized;
      98,330,000 shares issued and
      outstanding                                       398,409

     Deficit accumulated during the
      development stage                                (355,286)
                                                      ---------

TOTAL STOCKHOLDERS' EQUITY                               43,123
                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  47,524
                                                      =========

The accompanying notes are an integral part of the financial statements.

                          NORTHERN DANCER CORPORATION
                         (A development stage company)

                            STATEMENTS OF OPERATIONS

                                                                 Cumulative
                                                                    from
                                                                  January
                                             For the Years        16, 1987
                                            Ended March 31,      (Inception)
                                        -----------------------   to March
                                           1998         1997      31, 1998
                                        ----------   ----------   ----------
REVENUE:
 Interest income                        $    4,799   $    4,394   $  117,695
 Interest income, related party                  -            -       28,566
 Bad debt recovery, related party                -       10,000       10,000
                                        ----------   ----------   ----------
                                             4,799       14,394      156,261
                                        ----------   ----------   ----------
EXPENSES:
 General and administrative                 13,085        9,106      242,762
 Consulting and administrative,
  related parties                            2,500            -       93,600
 Bad debt expense, related party            37,500       40,831      175,185
                                        ----------   ----------   ----------
                                            53,085       49,937      511,547
                                        ----------   ----------   ----------

NET LOSS                                $  (48,286)  $  (35,437)  $ (355,286)
                                        ==========   ==========   ==========

NET LOSS PER COMMON SHARE               $      nil   $      nil   $      nil
                                        ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                            98,330,000   98,330,000   98,330,000
                                        ==========   ==========   ==========

















The accompanying notes are an integral part of the financial statements.

                        NORTHERN DANCER CORPORATION
                       (A development stage company)

                STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
            FROM JANUARY 16, 1987 (INCEPTION) THROUGH MARCH 31, 1998

                                                        Deficit
                                                      Accumulated
                                  Common Stock        During the
                              ---------------------   Development
                                Shares      Amount       Stage      Total
                              ----------   --------   -----------  --------
Balance at January 16, 1987
 (Inception)                           -   $      -   $        -   $      -

  Common stock issued for
   cash:
    At $.0001 per share       20,500,000      2,050            -      2,050
    At $.0002 per share        3,750,000        750            -        750
    At $.00025 per share      20,250,000      5,063            -      5,063
  Net loss for the period
   ended March 31, 1997                -          -       (5,495)    (5,495)
                              ----------   --------   ----------   --------
Balance at March 31, 1987     44,500,000      7,863       (5,495)     2,368

  Common stock issued for
   cash at $.00025 per
   share                       6,000,000      1,500            -      1,500
  Net proceeds from the sale
   of common stock for cash
   received under public
   offering of units at
   $.02 per unit              47,830,000    389,046            -    389,046
  Net loss for the year
   ended March 31, 1998                -          -      (23,314)   (23,314)
                              ----------   --------   ----------   --------

Balance at March 31, 1988     98,330,000    398,409      (28,809)   369,600

  Net loss for the year
   ended March 31, 1989                -          -      (28,079)   (28,079)
                              ----------   --------   ----------   --------

Balance at March 31, 1989     98,330,000    398,409      (56,888)   341,521

  Net loss for the year
   ended March 31, 1990                -          -      (23,603)   (23,603)
                              ----------   --------   ----------   --------

Balance at March 31, 1990     98,330,000    398,409      (80,491)   317,918

  Net income for the year
   ended March 31, 1991                -          -       13,954     13,954
                              ----------   --------   ----------   --------

Balance at March 31, 1991     98,330,000    398,409      (66,537)   331,872

                        NORTHERN DANCER CORPORATION
                       (A development stage company)

                STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
            FROM JANUARY 16, 1987 (INCEPTION) THROUGH MARCH 31, 1998
                                 (CONTINUED)

                                                        Deficit
                                                      Accumulated
                                  Common Stock        During the
                              ---------------------   Development
                                Shares      Amount       Stage      Total
                              ----------   --------   -----------  --------


  Net loss for the year
   ended March 31, 1992                -          -       (5,742)    (5,742)
                              ----------   --------   ----------   --------
Balance at March 31, 1992     98,330,000    398,409      (72,279)   326,130

  Net loss for the year
   ended March 31, 1993                -          -      (13,775)   (13,775)
                              ----------   --------   ----------   --------
Balance at March 31, 1993     98,330,000    398,409      (86,054)   312,355

  Net loss for the year
   ended March 31, 1994                -          -     (189,975)  (189,975)
                              ----------   --------   ----------   --------

Balance at March 31, 1994     98,330,000    398,409     (276,029)   122,380

  Net income for the year
   ended March 31, 1995                -          -       91,483     91,483
                              ----------   --------   ----------   --------

Balance at March 31, 1995     98,330,000    398,409     (184,546)   213,863

  Net loss for the year]
   ended March 31, 1996                -          -      (87,017)   (87,017)
                              ----------   --------   ----------   --------

Balance at March 31, 1996     98,330,000    398,409     (271,563)   126,846

  Net loss for the year
   ended March 31, 1997                -          -      (35,437)   (35,437)
                              ----------   --------   ----------   --------

Balance at March 31, 1997     98,330,000    398,409     (307,000)    91,409

  Net loss for the year
   ended March 31, 1998                -          -      (48,286)   (48,286)
                              ----------   --------   ----------   --------

Balance at March 31, 1998     98,330,000   $398,409   $ (355,286)  $ 43,123
                              ==========   ========   ==========   ========

The accompanying notes are an integral part of the financial statements.

                       NORTHERN DANCER CORPORATION
                      (A development stage company)

                         STATEMENTS OF CASH FLOWS
                                                                 Cumulative
                                                                    From
                                                                 January 16,
                                                                    1987
                                             Ended March 31,     (Inception)
                                          ---------------------  to March 31,
                                             1998        1997       1998
                                          ---------   ---------  -----------
Cash Flows from Operating Activities:
  Net loss                                $(48,286)   $(35,437)  $(355,286)
  Adjustments to reconcile net loss to
   net cash from operating activities:
    Depreciation                               328         328         984
    Increase (decrease) in accounts
     payable                                (3,025)      5,297       4,401
    Bad debt expense                        37,500      30,725     154,932
    Other                                      775           -           -
                                          --------    --------   ---------
  Net Cash (Used in) Operating
   Activities                              (12,708)        913    (194,969)
                                          --------    --------   ---------

Cash Flows from Investing Activities:
  Issuance of notes receivable,
   related party                           (37,500)    (40,725)   (399,375)
  Issuance of notes receivable, other            -           -    (125,000)
  Proceeds from collection of notes
   receivable, related party                     -           -     234,441
  Proceeds from collections of notes
   receivable, other                             -      10,000     135,000
  Purchase of office equipment                   -           -      (1,634)
                                          --------    --------   ---------
  Net Cash (Used in) Investing
   Activities                              (37,500)    (30,725)   (156,568)
                                          --------    --------   ---------

Cash Flows from Financing Activities:
  Issuance of common stock and warrants,
   net of offering costs                         -           -     398,409
                                          --------    --------   ---------
  Net Cash Provided by Financing
   Activities                                    -           -     398,409
                                          --------    --------   ---------
Increase (Decrease) in Cash                (50,208)    (29,812)     46,872
Cash, Beginning of Year                     97,080     126,892           -
                                          --------    --------   ---------
Cash, End of Year                         $ 46,872    $ 97,080   $  46,872
                                          ========    ========   =========
Interest Paid                             $      -    $      -   $       -
                                          ========    ========   =========
Income Taxes Paid                         $      -    $      -   $       -
                                          ========    ========   =========

The accompanying notes are an integral part of the financial statements.

                        NORTHERN DANCER CORPORATION
                       (A Development Stage Company)

                       NOTES TO FINANCIAL STATEMENTS
                         March 31, 1998 and 1987

(1)  Summary of Accounting Policies

     This summary of significant accounting policies of Northern Dancer Corporation (a development stage company) (Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     (a)  Organization and Principles of Consolidation

          The Company was incorporated under the laws of Colorado on January 16, 1987. The Company is an inactive entity other than it is looking for a business combination candidate.

          The Company has selected the last day of March as its year end.

     (b)  Use of Estimates in the Preparation of Financial Statements

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     (c)  Net Loss Per Common Share

          The net loss per common share is determined using the weighted-average number of shares issued and outstanding the period.

     (d)  Office Equipment

          Depreciation is provided on a straight-line basis over the estimated useful life of the office equipment.

     (e)  Income Taxes

          The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases if assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     (f)  Impairment of Long-Lived Assets

          During the year ended March 31, 1997, the Company adopted Financial Accounting Standards Board Statement No. 121 (FAS 121). In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Adoption of FAS 121 had no effect on the financial statements.

     (g)  Stock-Based Compensation

          The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. The Company has not issued any stock options, grants or other forms of stock compensation and therefore the adoption of SFAS did not have any impact on the Company's financial statements.

(2)  Income Taxes

     As of March 31, 1998, there are no current or deferred income taxes payable. As of March 31, 1998, the Company has total deferred tax assets of approximately $106,000 principally due to operating loss carryovers and the valuation allowance on related party investments. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $106,000. Thus, no tax assets have been recorded in the financial statements as of March 31, 1998.

     The Company has available at March 31, 1998, unused operating loss carryovers of approximately $355,000 which may be applied against future taxable income, expiring in various years through 2012. Change of control of the Company could reduce or eliminate the ability to utilize the net operation loss carryover.

(3)  Related Party Transactions

     During the years ended March 31, 1998 and 1997, the Company advanced $37,500 and $40,725, respectively, to an entity and its subsidiaries that are approximately 50% owned by a stockholder of the Company and her husband, who is a director/officer of the Company. The notes bear interest from 6% to 8.5%, however, no interest income has been recorded as a result of the uncertainty of collection. Also, due to the uncertainty of collection, all notes were written off as uncollectible during the year the advances were made. During the year ended March 31, 1997 a $10,000 principle payment was made on the previously written notes and accordingly, the Company recorded a $10,000 bad debt recovery. Additionally the Company converted $85,000 of these notes and $5,883 of unrecorded interest income into 57,941 shares of common stock of the entity, which represents approximately 18% of the entity's outstanding common stock as of March 31, 1998. No value has been recorded for this investment in the entity.

     The Company has retained a stock transfer agent of which a major stockholder is also a stockholder of the Company. Fees paid to the stock transfer agent were not significant.

(4)  Stockholders' Equity

     On March 28, 1988 the Company completed a public offering for the sale of 23,915,000 units at a price of $.02 per unit, or gross proceeds of $478,300. Each unit consists of two shares of the Company's no par value common stock and one Class A Common Stock Purchase Warrant. Each Class A Warrant entitles the holder to purchase one share of common stock and one Class B Common Stock Purchase Warrant at a price of $.02. Each Class B Warrant entitles the holder to purchase one share of common stock and one Class C Common Stock Purchase Warrant at a price of $.04. Each Class C Common Stock Purchase Warrant entitles the holder to purchase one share of common stock at a price of $.06. During the year ended March 31, 1996, expiration dates of the Class A, B, and C warrants were extended to December 31, 1997, at which time they expired.
The Class A, B, and C warrants were detachable and separately tradeable. The Company had the right to call any or all of the warrants with 30-days notice at a price of $.0001. No warrants were exercised.

     The Company has the authority to issue 10,000,000 shares of preferred stock, which may be issued in one or more series with the terms to be determined by the Company's Board of Directors.

(5)  Incentive Stock Option Plan

     During fiscal 1987, the Company adopted an Incentive Stock Option Plan (the Plan) under which options to purchase up to 10,000,000 shares of the Company's no par value common stock may be granted to employees of the Company. The Plan is administered by the Board of Directors, which is empowered to determine the terms and conditions of each option, subject to the limitation that the exercise price may not be less than the market value of the common stock on the date of the grant or 110% of market value in the case of options granted to an employee who owns 10% or more of the Company's outstanding common stock. In addition, no option can have a term in excess of ten years, or five years in the case of options granted to employees who own 10% or more of the Company's common stock. As of March 31, 1998, no options have been granted under the Plan.

(6)  Income Taxes

     The components of deferred tax assets in the balance sheet, which are fully eliminated by a valuation allowance, are as follows:

     Investment valuation and
      doubtful receivable allowance     $  50,000

     Net operating loss carryforward       80,000

     Less valuation allowance           (130,000)
                                        --------

          Net deferred tax asset        $      -
                                        ========

     The Company has a net operating loss carryforward for federal tax reporting purposes of approximately $138,000. The tax net operating loss carryforward expires in 2003 through 2012.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NORTHERN DANCER CORPORATION


Dated: September 2, 1998          By:/s/ Joseph E. O'Connor
                                     Joseph E. O'Connor, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                 Title                      Date



/s/ Joseph E. O'Connor       President and Treasurer     September 2, 1998
Joseph E. O'Connor           (Principal Financial and
                             Accounting Officer) and
                             Director



/s/ J. Daniel Bell           Director                    September 2, 1998
J. Daniel Bell



/s/ David C. Walters         Director                    September 2, 1998
David C. Walters