Form 10QSB
period 1998-06-30
NORTHERN DANCER CORP
filed 1998-09-02
CIK 820408

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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

                     Yes -X-            No ---

As of August 15, 1998, 98,330,000 shares of Common Stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes ---       No -X-

                         NORTHERN DANCER CORPORATION
                                  FORM 10-Q

                                   INDEX
                                   -----

                                                                  PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

         Balance Sheets as of June 30, 1998 and March
         31, 1998                                                   3

         Statements of Operations for the Three Months
         Ended June 30, 1998 and 1997 and Cumulative from
         January 16, 1987 (incorporation) through June 30,
         1998                                                       4

         Statements of Cash Flows for the Three Months
         Ended June 30, 1998 and 1997 and Cumulative from
         January 16, 1987 (incorporation) through June 30,
         1998                                                       5

         Notes to Financial Statements                              6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                        7

PART II. OTHER INFORMATION                                          8

ITEM 1.  LEGAL PROCEEDINGS                                          8

ITEM 2.  CHANGES IN SECURITIES                                      8

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        8

ITEM 5.  OTHER INFORMATION                                          8

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           8

         SIGNATURES                                                 9

                           NORTHERN DANCER CORPORATION
                          (A development stage company)

                                 BALANCE SHEETS

                                                   June 30,     March 31,
                                                     1998         1998
                                                  -----------   ---------
     ASSETS                                       (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                        $ 38,289      $ 46,872
                                                   --------      --------

     Total current assets                            38,289        46,872

Office equipment, at cost                             1,635         1,635
Less: accumulated depreciation                       (1,065)         (983)
                                                   --------      --------
Net Fixed Assets                                        570           652
                                                   --------      --------
                                                   $ 38,859      $ 47,524
                                                   ========      ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $  1,416      $  4,401
                                                   --------      --------
     Total current liabilities                        1,416         4,401

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value,
   10,000,000 shares authorized, none
   issued or outstanding                                 --            --
  Common stock, no par value,
   1,500,000,000 shares authorized,
   98,330,000 shares issued and
   outstanding                                      398,409       398,409
  Deficit accumulated during the
   development stage                               (360,966)     (355,286)
                                                   --------      --------
     Total stockholders' equity                      37,443        43,123
                                                   --------      --------
                                                   $ 38,859      $ 47,524
                                                   ========      ========








See note to financial statements.

                          NORTHERN DANCER CORPORATION
                         (A development stage company)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                                                 Cumulative
                                                                    from
                                                                 January 16,
                                                                 1987 (incor-
                                                                  poration)
                                         Three months ended        through
                                              June 30,             June 30,
                                         1998         1997          1998
                                      ----------   ----------    ----------
REVENUE:
  Interest income                     $      447   $      335    $  118,142
  Interest income - related parties           --           --        28,566
  Bad debt recovery, related party            --           --        10,000
                                      ----------   ----------    ----------
     Total Revenue                           447          335       156,708

EXPENSES:
  General and administrative               6,045        2,250       247,824
  General and administrative,
   related parties                            --           --        93,600
  Bad debt expense, related party             --       20,000       175,185
  Depreciation expense                        82           82         1,065
                                      ----------   ----------    ----------
     Total Expenses                        6,127       22,332       517,674
                                      ----------   ----------    ----------

NET INCOME (LOSS)                     $   (5,680)  $  (21,997)   $ (360,966)
                                      ==========   ==========    ==========

NET (LOSS) PER COMMON SHARE                   --*          --*   $   (0.004)
                                      ==========   ==========    ==========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                   98,330,000   98,330,000    93,354,672
                                      ==========   ==========    ==========

  * Less than $.001 per share












See note to financial statements.

                        NORTHERN DANCER CORPORATION
                       (A development stage company)

                         STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                                                 Cumulative
                                                                    from
                                                                 January 16,
                                                                 1987 (incor-
                                                                  poration)
                                         Three months ended        through
                                              June 30,             June 30,
                                         1998         1997          1998
                                      ----------   ----------    -----------
CASH FROM OPERATING ACTIVITIES:
 Net income (loss)                     $(5,680)    $(21,997)      $(360,966)
 Adjustments to reconcile net
  income (loss) to net cash
  from operating activities:
   Bad debt expense                         --       20,000         154,932
   Depreciation expense                     82           82           1,066
  Changes in operating assets
   and liabilities:
    Increase (decrease) in:
     Accounts payable                   (2,985)      (4,234)          1,416
                                       -------     --------       ---------
 Net cash provided by (used in)
  operating activities                  (8,583)      (6,149)       (203,552)

CASH FROM INVESTING ACTIVITIES:
 Issuance of notes receivable,
  related parties                           --      (20,000)       (399,375)
 Proceeds from collection of
  notes receivable, related
   parties                                  --           --         234,441
 Issuance of notes receiv., other           --           --        (125,000)
 Proceeds from collection of notes
  receivable, other                         --           --         135,000
 Purchase of office equipment               --           --          (1,634)
                                       -------     --------       ---------
 Net cash provided by (used in)
  investing activities                       0      (20,000)       (156,568)

CASH FROM FINANCING ACTIVITY:
 Issuance of common stock and
  warrants for cash, net of
   offering costs                           --           --         398,409
                                       -------     --------       ---------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                       (8,583)     (26,149)         38,289

CASH AND CASH EQUIVALENTS,
 beginning                              46,872       97,080              --
                                       -------     --------       ---------
CASH AND CASH EQUIVALENTS, ending      $38,289     $ 70,931       $  38,289
                                       =======     ========       =========
See note to financial statements.

                       NORTHERN DANCER CORPORATION
                      (A development stage company)

                      NOTE TO FINANCIAL STATEMENTS
                              (Unaudited)



1. The financial statements included herein have been prepared by the Company without audit except the March 31, 1998 balance sheet which was audited. The statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods shown. These statements do not include all information required by generally accepted accounting principles to be included in a full set of financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-KSB.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     Northern Dancer Corporation (the "Company") is a development stage enterprise formed under the laws of the State of Colorado on May 10, 1988, to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company has not conducted, nor have others made available to it, market research supporting the viability of the Company's proposed operations.

     The Company has generated no revenue other than interest income since inception. Management anticipates the Company will earn only interest income until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

     The Company is currently in a liquid position, and as of June 30, 1998, had a total working capital of $36,873 consisting primarily of cash and cash equivalents, as compared to a total working capital of $42,471 as of March 31, 1998. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

     At June 30, 1998, the Company had no material commitments for capital expenditures.

     On August 13, 1998, the Company signed a letter of intent with U.S. Trucking, Inc. regarding a proposed reverse acquisition of U.S. Trucking, Inc. The closing of this transaction is subject to the completion of due diligence by both companies and the approval by the Boards of Directors of both companies.

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