Form 10QSB
period 1998-09-30
U S TRUCKING INC
filed 1998-11-17
CIK 820408

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998

                    Commission File Number: 33-9640-LA

                             U.S. TRUCKING, INC.
     ----------------------------------------------------------------
     (Exact Name of Small Business Issuer as Specified in its Charter)

          Colorado                                          68-0133692
-------------------------------                      ------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer Identi-
 Incorporation or Organization)                           fication Number)



                     3125 Ashley Phosphate Road, Suite 128
                    North Charleston, South Carolina  29418
         ----------------------------------------------------------
         Address of Principal Executive Offices, Including Zip Code

                               (843) 767-9197
                        ---------------------------
                        (Issuer's Telephone Number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes -X-            No ---

As of November 14, 1998, 16,625,223 shares of Common Stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes ---       No -X-

                             U.S. TRUCKING, INC.
                                  FORM 10-Q

                                   INDEX
                                   -----

                                                                  PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

         Consolidated Balance Sheets as of Septemer 30,
         1998 and December 31, 1997 (Unaudited) .................  3-4

         Consolidated Statements of Operations for the
         Three Months Ended September 30, 1998 and
         1997 (Unaudited) .......................................  5

         Consolidated Statements of Operations for the
         Nine Months Ended September 30, 1998 and
         1997 (Unaudited) .......................................  6

         Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 1998 and 1997
         (Unaudited) ............................................  7-8

         Notes to Consolidated Financial Statements .............  9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ....................  10-15

PART II. OTHER INFORMATION ......................................  16

         ITEM 1.  Legal Proceedings .............................  16

         ITEM 2.  Changes in Securities .........................  16

         ITEM 3.  Defaults Upon Senior Securities ...............  16

         ITEM 4.  Submission of Matters to a Vote of
                    Security Holders ............................  16

         ITEM 5.  Other Information .............................  16

         ITEM 6.  Exhibits and Reports on Form 8-K ..............  16

         Signatures .............................................  17

                   U.S. TRUCKING, INC. AND ITS SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                September 30,  December 31,
                                                    1998           1997
                                                ------------   ------------
ASSETS

Current Assets:
  Cash in Banks                                 $   130,154    $    60,099
  Restricted Cash - Reserves on Deposit
    with Factor                                     240,824        184,210
  Restricted Cash - Insurance Premiums              150,000           -
  Accounts Receivable - Trade - net of
    allowance for doubtful accounts of
    $88,000                                       2,610,900      2,321,180
  Accounts Receivable - Other                        97,267         60,000
  Parts and supply inventory                        167,951        152,262
  Prepaid Expenses                                  141,620         57,097
                                                -----------    -----------

     Total Current Assets                         3,538,714      2,834,848

Transportation & Other Equipment
  At cost less accumulated depreciation
    and amortization of $2,389,205                6,013,068      6,818,517

Other Assets:
  Restricted Cash - Owner Operators                   6,494          2,894
  Restricted Cash - held as collateral
   against Letters of Credit                         10,000         10,000
  Security Deposits and other                        14,962         12,653
  Loss Reserve on Captive Insurance                 104,118           -
  Intangible Assets - Net of accumulated
    amortization of $252,788                        766,119        681,853
                                                -----------    -----------

Total Other Assets                                  901,693        707,400

Total Assets                                    $10,453,475    $10,360,765
                                                ===========    ===========

                  U.S. TRUCKING, INC. AND ITS SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                September 30,  December 31,
                                                    1998           1997
                                                ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable - Trade                      $   514,088    $   756,675
  Due to Factor                                   1,737,167      1,355,291
  Accruals & Other Current Liabilities              697,062        665,592
  Current Portion - Sellers' Notes                  104,000        118,273
  Current Portion - Note Payable                     42,600         13,962
  Current Portion - Acquisition Loan Payable        391,046        366,086
  Current Portion - Equipment Notes Payable         706,415        689,432
  Current Portion - Obligations under
    Capital Leases                                  323,822        479,093
                                                -----------    -----------

Total Current Liabilities                         4,516,200      4,444,404

Other Liabilities:
  Owner Operator Escrow                              35,050         17,100
  Seller's Notes                                       -            17,333
  Note Payable - net of current portion              25,400         40,694
  Acquisition Loan - net of current portion       1,236,797      1,518,818
  Equipment Notes - net of current portion          925,893      1,310,964
  Obligations under Capital Leases - net
    current portion                                 140,469        228,284
                                                -----------    -----------

Total Other Liabilities                           2,363,609      3,133,193

Total Liabilities                                 6,879,809      7,577,597

Stockholders' Equity:
  Common Stock - No Par Value - 75,000,000
    shares authorized 15,381,256 shares
    issued and outstanding                          756,000          1,000
  Preferred Stock - No Par Value - 10,000,000
    shares authorized but unissued                     -              -
  Additional Paid in Capital                      4,138,907      4,313,368
  Accumulated Deficit                            (1,321,241)    (1,531,200)
                                                -----------    -----------
Total Stockholders' Equity                        3,573,666      2,783,168

Total Liabilities & Stockholders' Equity        $10,453,475    $10,360,765
                                                ===========    ===========

                  U.S. TRUCKING, INC. AND ITS SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                              Three Months Ended     Three Months Ended
                              September 30, 1998     September 30, 1997
                              --------------------   --------------------

Revenue:
  Company Vehicles            $ 3,000,860    58.7%   $ 3,473,937    72.3%
  Owner-Operator Vehicles       2,107,354    41.3%     1,327,980    27.7%
                              -----------   -----    -----------   -----
Total Revenue                   5,108,214   100.0%     4,801,917   100.0%

Operating Expenses:
  Purchased Transportation
    & Rentals                   1,883,657    36.9%     1,562,578    32.5%
  Salaries, Wages & Benefits    1,337,344    26.2%     1,373,743    28.6%
  Fuel                            449,388     8.8%       674,560    14.0%
  Depreciation & Amortization     380,721     7.5%       337,516     7.0%
  Operating Supplies &
    Maintenance                   237,969     4.7%       328,863     6.8%
  Insurance & Claims               76,138     1.5%       224,523     4.7%
  Miscellaneous Operating
    Expenses                      123,964     2.4%       160,543     3.3%
  Taxes & Licenses                124,475     2.4%       111,184     2.3%
  General & Administrative
    Expenses                      210,506     4.1%       151,225     3.1%
  Occupancy Costs                  76,349     1.5%        66,819     1.4%
                              -----------   -----    -----------   -----
Total Operating Expenses        4,900,511    95.9%     4,991,556   103.9%

Income (Loss) from Operations     207,703     4.1%      (189,638)   -3.9%

Other Income (Expense):
  Other Income                      7,270     0.1%        70,298     1.5%
  Interest Income                     549     0.0%           349     0.0%
  Interest Expense               (198,384)   -3.9%      (179,126)   -3.7%
                              -----------   -----    -----------   -----
Total Other Income & Expense     (190,564)   -3.7%      (108,479)   -2.3%

Net Income (Loss) before
  Taxes                            17,138     0.3%      (298,117)   -6.2%
Taxes                                -                      -
                              -----------   -----    -----------   -----
Net Income (Loss)                  17,138     0.1%      (298,117)   -6.2%

                  U.S. TRUCKING, INC. AND ITS SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                               Nine Months Ended      Nine Months Ended
                               September 30, 1998     September 30, 1997
                              --------------------   --------------------
Revenue:
  Company Vehicles            $ 9,492,325    60.0%   $10,355,384    73.1%
  Owner-Operator Vehicles       6,334,854    40.0%     3,807,359    26.9%
                              -----------   -----    -----------   -----
Total Revenue                  15,827,179   100.0%    14,162,743   100.0%

Operating Expenses:
  Purchased Transportation
    & Rentals                   5,551,324    35.1%     4,643,988    32.8%
  Salaries, Wages & Benefits    4,004,267    25.3%     4,055,546    28.6%
  Fuel                          1,562,002     9.9%     1,934,962    13.7%
  Depreciation & Amortization   1,194,541     7.5%     1,176,869     8.3%
  Operating Supplies &
    Maintenance                   859,398     5.4%       996,968     7.0%
  Insurance & Claims              417,072     2.6%       687,099     4.9%
  Miscellaneous Operating
   Expenses                       417,651     2.6%       420,334     3.0%
  Taxes & Licenses                328,037     2.1%       344,740     2.4%
  General & Administrative
    Expenses                      622,071     3.9%       471,212     3.3%
  Occupancy Costs                 201,657     1.3%       185,988     1.3%
                              -----------   -----    -----------   -----
Total Operating Expenses       15,158,019    95.8%    14,917,706   105.3%

Income from Operations            669,160     4.2%      (754,963)   -5.3%

Other Income (Expense):
  Other Income                     52,511     0.3%       202,834     1.4%
  Interest Income                   1,748     0.0%         1,029     0.0%
  Interest Expense               (513,459)   -3.2%      (557,079)   -3.9%
                              -----------   -----    -----------   -----
Total Other Income & Expense     (459,200)   -2.9%      (353,216)   -2.5%

Net Income (Loss) before
  Taxes                           209,960     1.3%    (1,108,179)   -7.8%
Taxes                                -                      -
                              -----------   -----    -----------   -----
Net Income (Loss)                 209,960     1.3%    (1,108,179)   -7.8%

Earnings per common and
  common equivalent share           $0.01

Weighted average number of
  shares                       15,381,256                  2,500

Earnings per common share
  assuming full dilution            $0.01

Weighted average number of
  shares - full dilution       16,881,256                  2,500

                 U.S. TRUCKING, INC. AND ITS SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)

                                                September 30,  September 30,
                                                    1998           1997
                                                ------------   ------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                 209,960     (1,108,179)
  Adjustments to Reconcile Net Loss to Net
   Cash Provided by (Used in) Operating
   Activities:
    Depreciation & Amortization                   1,186,542      1,176,869
    Expenses related to stock-based
      compensation plan                              15,000           -
    Provision for doubtful amounts receivable          -            36,166
    Loss on disposal of property and equipment         -            12,543
  (Increase) Decrease in Assets:
    Restricted Cash                                (314,332)       (95,666)
    Accounts Receivable                            (326,986)      (698,523)
    Parts and supply inventory                      (15,689)       (12,790)
    Prepaid expenses and other current assets       (84,523)       (47,484)
  Increase (decrease) in Liabilities:
    Accounts payable                                129,257        256,628
    Accrued expenses and other current
      liabilities                                    49,420        (96,091)
                                                -----------    -----------
Net Cash Provided by (Used in) Operating
  Activities                                        848,649       (576,527)
                                                -----------    -----------
Cash Flows from Investing Activities:
  Issuance of Common Stock                          575,000           -
  Purchase of transportation and other
    equipment                                      (248,287)    (4,128,353)
  Security deposits                                  (2,309)        (4,194)
  Payment for purchase of subsidiaries in
    excess of fair market value                        -              -
  Acquisition costs                                (161,228)          -
  Payment for refinancing of acquisition debt       (55,274)      (138,016)
  Proceeds from additional paid in capital             -         3,943,368
                                                -----------    -----------
Net Cash Provided by (Used in) Investing
  Activities                                        107,902       (327,195)
                                                -----------    -----------
Cash Flows from Financing Activities:
  Proceeds from long-term debt financing               -         1,545,244
  Acquisition indebtedness                             -              -
  Note payable                                         -            54,656
  Discount on note payable                           13,344           -
  Principal payments on long-term debt             (656,755)      (555,393)
  Principal payments on short-term note                -           (12,500)
  Principal payments on capital lease
    obligations                                    (243,086)      (224,265)
                                                -----------    -----------
Net Cash Provided by (Used in) Financing
  Activities                                       (886,497)       807,742
                                                -----------    -----------

                  U.S. TRUCKING, INC. AND ITS SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
                                  (CONTINUED)

                                                September 30,  September 30,
                                                    1998           1997
                                                ------------   ------------

Net (Decrease) Increase in Cash                      70,054        (95,980)
Cash at Beginning of Year                            60,099        138,143
Cash at End of Year                                 130,153         42,163
                                                ===========    ===========

Supplemental Disclosure of Cash Flow Information

  Cash Paid During the Year:
    Interest expense                                503,507        557,080
    Income taxes                                       -              -

                 U.S. TRUCKING, INC. AND ITS SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31,1998.

2.   SHARE EXCHANGE AGREEMENT

     On September 4, 1998, the stockholders of Northern Dancer Corporation, a publicly traded shell (EBB : NODC) entered into an agreement with U S Trucking, Inc. whereby U S Trucking, Inc. acquired Northern Dancer in a reverse acquisition. In terms of the transaction, all of the shareholders of U S Trucking agreed to exchange all of their stock on the basis of one share of stock in U S Trucking for one share in Northern Dancer. Northern Dancer subsequently changed its name to U S Trucking, Inc. As a result, the shareholders of the former U S Trucking received 96.1% of the outstanding shares of Northern Dancer. In addition, Northern Dancer assumed the obligations represented by 1,500,000 options granted under U S Trucking's stock option plan and the optionees agreed to accept options of a similar tenor.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements that involve a number of risks and uncertainties. While this outlook represents the Company's current judgment in the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Factors that could cause results to differ materially from those projected in the forward-looking statements include: the need for additional financing for growth, prior losses, dependence on key customers, control by management, competition, regulation and general economic and business factors.

GENERAL

     The Company's subsidiary, U.S. Trucking, Inc., a Nevada corporation (referred to as "U.S. Trucking-Nevada"), was established in March of 1997 by combining under U.S. Trucking-Nevada the operations of Gulf Northern Transport, Inc. ("Gulf Northern"), a mid- to long-haul truckload carrier, Mencor, Inc. ("Mencor"), a third party logistics (brokerage) company, selected assets of another truckload company, and the customer base of a small specialized truckload air freight company. The latter two divisions were contributed to U.S. Trucking-Nevada by U.S. Transportation Services, Inc. ("USTS"). During 1997, the Company consolidated operations, implemented manpower reductions and blended all trucking operations under Gulf Northern and all brokerage operations under Mencor.

     The Company's operating results are primarily driven by the results of the truckload business of its primary operating subsidiary, Gulf Northern. The Company suffered an extraordinary loss in the year ended December 31, 1997, due to expenses associated with combining the two highly unprofitable operations of the two divisions from USTS with Gulf Northern and Mencor, and from extraordinary amortization and depreciation charges. The problems associated with combining these operations were eliminated by the end of the first quarter of 1998.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Revenues for the quarter ended September 30, 1997 were $5.1 million compared to net revenues of $4.8 million for the quarter ended September 30, 1997. This increase was the result of internal growth of the Company's long-haul division and the implementation of the company's small package pick-up and delivery division in Florida. The relative contribution of the two components of revenues changed materially as the revenue from owner-operators increased approximately 59% from the three months ended September 30, 1997, and the revenues from the Company's vehicles decreased approximately 14%. The Company has attempted to use more owner-operators to expand its business until the Company is able to finance the purchase of more tractors.

     The Company's operating ratio (operating expenses divided by operating revenues) decreased from 103.9% for the three months ended September 30, 1997 to 95.9% for the three months ended September 30, 1998. This reduction in the Company's operating ratio was primarily due to (1) the lower fuel costs resulting from lower fuel prices and greater usage of owner-operators which provide their own fuel, (2) lower insurance and claims, and (3) lower salaries, wages and benefits resulting from a reduction of driver payroll caused by greater use of owner-operators and a reduction in the wages paid to the drivers in one of the divisions acquired from USTS.

     Total operating expenses for the three months ended September 30, 1998 decreased $91,044 to $4.9 million, as compared to $5.0 million, for the three
months ended September 30, 1997.   The decrease was primarily due to (1) a
$225,172 decrease in fuel costs due to a combination of lower fuel prices and fewer miles driven by Company vehicles, (2) a $148,385 decrease in insurance and claims attributable to the Company changing over to a captive insurance program in early 1998, and (3) a $90,894 decrease in operating supplies and maintenance. These decreases were offset in part by a $321,078 increase in purchased transportation costs due to the increased use of owner-operators,
(2) a $59,281 increase in general and administrative expenses due primarily to an increase in accounting fees related to preparing the Company for its transaction with a public shell, and (3) a $43,205 increase in depreciation and amortization expenses.

     Salaries, wages and employee benefits decreased $36,399 to $1.34 million for the three months ended September 30, 1998 as compared to $1.37 million for the three months ended September 30, 1997 and decreased as a percentage of total operating revenues from 28.6% for the three months ended September 30, 1997 to 26.2% for the three months ended September 30, 1998. This decrease in percentage was due primarily to the increased use of owner-operators and the decrease in the actual dollar amount was due to lower wages paid to some of the Company's drivers as a result of lower dead-head percentages and the elimination of some management payroll at the terminals.

     Payments to owner-operators increased by $323,000 or 30.9% to $1.37 million for the three months ended September 30, 1998 as compared to $1.04 million for the three months ended September 30, 1997. This is a direct result of owner-operator revenues increasing by more than 30% for the three months ended September 30, 1998 as compared to the same period ended September 30, 1997.

     Depreciation and amortization expenses for the three months ended September 30, 1998 increased $43,205 to $380,721 or 7.5% of revenue, as compared to $337,516 or 7% of revenue for the three months ended September 30, 1997. This increase is due to additional depreciation expense recognized on older revenue equipment because the Company elected to reduce the residual value on this equipment to the current value of the equipment, and increased capitalized repairs and increased amortization costs due to the restructuring of certain loan and acquisition costs.

     Interest expense for the three months ended September 30, 1998 increased $19,258 or 11.2% to $198,384 as compared to $179,126 for the three months ended September 30, 1997. This increase is due primarily to increased finance charges paid for factoring fees because of changing borrowing arrangements.

     NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     Revenues increased $1.7 million or 12.6% to $15.8 million in the first nine months of 1998 as compared to $14.1 million in the first nine months of 1997. This increase was the result of internal growth of the Company's long-haul division and the implementation of the Company's small package pick-up and delivery division in Florida.

     The Company's operating ratio decreased from 105.3% in the first nine months of 1997 to 95.8% in the first nine months of 1998. This reduction in the Company's operating ratio was primarily due to (1) the lower fuel cost resulting from lower fuel prices and greater usage of owner-operators which provide their own fuel, (2) lower insurance and claims, and (3) lower salaries, wages and benefits resulting from a reduction of driver payroll caused by greater use of owner-operators and a reduction in the wages paid to the drivers in one of the divisions acquired from USTS.

     Total operating expenses for the first nine months of 1998 increased $240,312 to $15.1 million, as compared to $14.9 million, for the first nine months of 1997 primarily due to the $907,336 increase in purchased transportation costs as the Company increased its use of owner/operators. General and administrative expenses increased $150,856 due primarily to an increase in accounting fees related to preparing the Company for a transaction with a public shell, and a general increase in a number of other components due to the increased level of activity. These increases were offset by a $372,960 decline in fuel costs due to lower fuel prices and fewer miles driven by the Company's vehicles, a $270,027 decline in insurance and claims attributable to the Company changing over to a captive insurance program in early 1998, and a $51,279 decline in salaries, wages and benefits. The rates of pay of the drivers absorbed from other USTS operations were reduced to bring them into line with those of the Gulf Northern drivers.

     Salaries, wages and employee benefits expenses decreased $51,279 to $4.0 million for the first nine months of 1998 as compared to $4.05 million for the first nine months of 1997, and decreased as a percentage of total operating revenues from 28.6% in the first nine months of 1997 to 25.3% for the first nine months of 1998. This decrease as a percentage of revenue was primarily due to increased use of owner-operators and the decrease in the actual dollar amount was due to reduced driver payrolls.

     Payments to owner-operators increased $1 million or 32% to $4 million for the first nine months of 1998 as compared to $3 million for the first nine months of 1997. This was mainly the result of a growth in sales generated by owner-operators of more than 27% in the first nine months of 1998 as compared to the first nine months of 1997.

     Depreciation and amortization expense for the first nine months of 1998 increased $17,672 to $1.2 million or 7.5% of revenue, as compared to $1.18 million or 8.3% of revenue, for the first nine months of 1997. The increase in the actual amount of deprecation and amortization was due primarily to increased amortization costs due to the restructuring of certain loan costs. Deprecation and amortization decreased as a percentage of total revenues due to the increase in revenues from owner-operators which provide their own tractors.

     Interest expense for the first nine months of 1998 decreased $44,000 or 7.8% to $513,000 as compared to $557,000 for the first nine months of 1997. This decrease was the result of lower cost of borrowing as the result of restructuring loans on the Company's equipment debt, lower interest rates on the more recent portions of other equipment loans and lower factoring fees due to improved collections of the Company's receivables.

CAPITAL RESOURCES AND LIQUIDITY

     As of September 30, 1998, the Company had a working capital deficit of approximately $(977,486) compared to approximately $(1,609,556) at December 31, 1997.

     Effective February 1, 1997, the Company acquired all of the outstanding capital stock of Gulf Northern and of Mencor, as well as selected assets (tractors and trailers) of Jay & Jay Transport for the assumption of debt. The Company has assumed various notes as the schedule below indicates.

     Following is a schedule of the Company's existing long-term debt as of September 30, 1998:

                                                          Monthly
            Creditor                  Balance             Payments
            --------                  -------             --------

     Associates Leasing Corp.        $  464,000           $ 31,497
      (Milwaukee)

     Associates Leasing Corp.           520,000             26,597
      (Buffalo & Philadelphia)

     ITC (Indianapolis)                 373,000             16,000

     GECC                             1,630,000             45,000

     Navistar Financial                 318,000             12,933

     GECC (Columbus)                    421,000             14,528
                                     ----------           --------
         Total                       $3,726,000           $146,555

     At times, the Company enters into leasing agreements for short- or long-term equipment needs. The Company currently has three leasing agreements in place for tractors and trailers. The expenses are booked as straight operating expenses on a month-to-month basis.

     During August and September 1998, the Company raised $575,000 in a private offering of common stock. The proceeds from the private offering were used for the retirement of debt related to receivables financing, payment of fees incurred in connection with the acquisition of U.S. Trucking - Nevada by the Company and working capital.

     The Company anticipates that the proceeds of the recent offering, together with projected cash flow from operations, will be sufficient to fund the Company's operations for at least 12 months. In order to expand, the Company intends to raise additional funds through private placements of equity and/or debt securities.

     The Company is currently negotiating two financing transactions with General Electric Capital Corporation ("GE Capital"). One transaction involves a revolving credit facility in an amount up to $3,500,000 which would replace the existing accounts receivable factoring facility. The other transaction includes an equipment refinance loan in an amount of approximately $3,332,000, an equipment lease for approximately $1,120,000, and an equipment lease for approximately $2,944,150. The Company has received two proposals from GE Capital for these transactions, and the Company has paid a total of $50,000 for the proposal fees. These proposals do not constitute commitments or binding obligations of GE Capital, and they are subject to a number of conditions including the satisfactory completion of due diligence by GE which is in process at this time, and therefore there is no assurance that the Company will receive any new financing from GE Capital.

     The proposal for the revolving credit facility provides that the lender would loan up to 85% on the Company's eligible accounts receivable at an interest rate equal to a defined rate which is the 30-day dealer commercial paper rate plus 4.5 percent. The loan would have a three year term and it would be secured by all existing and after-acquired assets of the Company other than encumbered rolling stock. Various fees must be paid and this facility must be personally guaranteed by Dan Pixler and Huff Irrevocable Trust.

     The other proposal includes one loan and two lease transactions. The loan for approximately $3,332,000 would be used to refinance two existing GE Capital loans and the payoff of loans with Navistar, ITC and Associates. This loan would have a three year term and it would be secured by the tractors and trailers which collateralize the existing loans less the collateral which GE Capital agrees may be sold. The first lease transaction in the amount of approximately $1,120,000 would be used to acquire twenty-five (25) 1996 or 1997 tractors. This lease would have a four year term. The second lease in the amount of approximately $2,944,150 would be used to acquire forty-three
(43) new Wabash 53' air ride refrigerated trailers and forty-five (45) new Wabash 53' air ride dry vans with logistics systems. This lease would have a seven year term. The loan and the two leases would be personally guaranteed by Dan Pixler and Huff Irrevocable Trust.

     Under these proposals, the Company's monthly debt service will virtually remain the same, but management believes that cash flows should increase due to reduced repair and maintenance costs, lower receivables financing expenses and increased productivity from the additional power units.

     There can be no assurance that such financing would be available or, if available, could be obtained on terms satisfactory to the Company.

YEAR 2000 COMPLIANCE

     The Company has recently purchased and is in the process of installing new software and hardware which will be used for all of the Company's computer needs. The vendor has represented that this software and hardware is year 2000 compliant. This computer system will handle everything from the initiation of a new load through shipping, billing, payables and preparation of financial statements. The system will include maintenance records for all of the trucks, inventory records for all parts and supplies, claim records and accident records. Information from the Company's fuel providers will be downloaded into the system over the internet on a daily basis and the system will generate fuel and mileage reports.

     The Company expects that the system will be operational for the Company's agent program and for the brokerage business by the first week of November, 1998. The target date for the complete system to be operational is the first week of January, 1999. The Company has spent approximately $50,000 for the software and will spend an additional $65,000 for necessary Year 2000 hardware upgrades.

    The Company may also be vulnerable to the failure of other companies to be year 2000 compliant. The Company has just recently commenced its assessment of whether third parties with whom the Company has material relationships are year 2000 compliant. The Company is evaluating its vendors and suppliers to determine if there would be a material effect on the Company's business if they do not timely become year 2000 compliant. The same analysis is being made for significant customers. The Company intends to initiate formal communications with all of its significant vendors and customers with respect to such persons' year 2000 compliance programs and status in the fourth quarter of 1998. The Company has not yet initiated formal contingency planning processes to mitigate the risk to the Company if any vendors or customers are not prepared for the year 2000, but the Company intends to complete this process by June 30, 1999.

     Although the Company expects its internal systems to be year 2000 compliant, the failure of any of its significant vendors or customers to correct a material year 2000 problem could result in an interruption in certain normal business activities and operations. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third parties which the Company relies on, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material adverse impact on the Company's results of operations, but the Company believes that with the implementation of its new computer system and completion of its assessment of its vendors and customers, the possibility of significant interruptions of normal operations should be reduced.

                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGES IN SECURITIES.

     On September 8, 1998, the Company issued 15,877,500 shares (post-split) of its common stock to the shareholders of U.S. Trucking, Inc. ("U.S. Trucking-Nevada"), in connection with the acquisition of 100% of the outstanding shares of U.S. Trucking-Nevada. Each U.S. Trucking-Nevada shareholder was provided with information on the Company and the Company complied with the other applicable requirements of Section 4(2). Each U.S. Trucking-Nevada shareholder signed a Letter of Acceptance in which he represented that he was purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legend was placed on the certificates and stop transfer orders were issued to the transfer agent.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     A special meeting of shareholders of the Company was held on September 4, 1998, to approve the following: (1) a proposed reverse split of the outstanding shares of the Company's Common Stock of 1 for 160; (2) an amendment to the Company's Articles of Incorporation to change the name to U.S. Trucking, Inc.; and (3) an amendment to the Company's Articles of Incorporation to reduce the number of authorized shares of Common Stock to 75 million.

     The following table sets forth the number of votes cast for each matter. There were no abstentions or broker non-votes.

                                       Votes For     Votes Against
                                       ---------     -------------

     1.  Approval of reverse split     56,943,500        100,000
     2.  Approval of name change       57,043,500              0
     3.  Approval of reduction of
           authorized common stock     56,943,500        100,000

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  The following exhibits have been filed with this report:

          Exhibit 27 - Financial Data Schedule

     (b) The Company filed a Current Report on Form 8-K dated September 8, 1998, which reported on Items 1, 2 and 7.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    U.S. TRUCKING, INC.


Dated: November 16, 1998            By:/s/ Danny L. Pixler
                                       Danny L. Pixler, President



                                    By:/s/ John Ragland
                                       John Ragland, Chief Financial Officer