Form 10KSB
period 1998-12-31
U S TRUCKING INC
filed 1999-04-28
CIK 820408

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the Fiscal Year Ended December 31, 1998

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from _________ to __________

                           Commission File No. 33-9640-LA

                                U.S. TRUCKING, INC.
                 --------------------------------------------
                 Name of Small Business Issuer in its Charter

            Delaware                                    68-0133692
-------------------------------               -----------------------------
  State or Other Jurisdiction                 I.R.S. Employer Identification
of Incorporation or Organization                         Number

                    3125 Ashley Phosphate Road, Suite 128,
                    North Charleston, South Carolina 29418
           ----------------------------------------------------------
           Address of Principal Executive Offices, Including Zip Code

Registrant's telephone number, including area code: (843) 767-9197

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes X     No ---

The Issuer's revenues for the most recent fiscal year were $21,815,844.

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of April 26, 1999 7,186,591 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $12,576,392.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One:)  Yes--    No X

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     U.S. Trucking, Inc. provides transportation and logistics services. We transport full truckloads of both refrigerated and non-refrigerated commodities over various distances on a nationwide basis. We also provide roller-bed trailer service for Emery Air and transportation brokerage services.

     We are a preferred carrier for a number of Fortune 500 companies, including (percentage of 1998 revenues in parentheses):

     1.  Consolidated Papers, Inc.(13.2%)
     2.  The Trane Company (a division of American Standard, Inc.) (5.2%)
     3.  Excel Corporation (a division of Cargill Incorporated) (5.0%)
     4.  Emery Worldwide (a division of CNF Transportation, Inc.) (2.2%)
     5.  Eaton Corporation (1.5%)
     6.  The Monfort division of ConAgra, Inc. (1.6%)

We are actively seeking other companies which are interested in outsourcing their transportation service needs.

     Our truckload division operates approximately 263 tractors (including approximately 101 tractors which are owned by contractors) and 442 trailers (including approximately 101 which are owned by contractors).

     We intend to expand our business through internal growth and acquisitions. The truckload industry is highly fragmented, which provides a large number of acquisition opportunities. We are primarily interested in medium to long haul truckload carriers, with annual revenues between $5-10 million, located close to the Company's current facilities. This should allow us to consolidate our staffs to reduce common expenses. This is referred to in our industry as the "Stack Up" concept.

     U.S. Trucking, Inc., a Colorado corporation, was incorporated in Colorado under the name Northern Dancer, Inc. in January 1987, for the purpose of acquiring an operating company. It completed a small public offering in 1988. In September 1998, it acquired U.S. Trucking-Nevada which is now a wholly-owned subsidiary of the Company. U.S. Trucking-Nevada has two operating subsidiaries which it acquired in early 1997 just after it was incorporated. These are Gulf Northern and Mencor.

     The Company's primary operating subsidiary, Gulf Northern, has operated as a truckload carrier since it was formed in 1991. In an effort to increase the size and scope of its business and to obtain access to expansion capital, its management sold it to U.S. Trucking-Nevada in early 1997 in exchange for a 25% ownership interest in U.S. Trucking-Nevada. The remainder of U.S. Trucking-Nevada was owned by U.S. Transportation Systems, Inc., at the time, a publicly-traded transportation company. In exchange for its ownership interest in U.S. Trucking-Nevada, Transportation Systems had contributed to the company certain assets and liabilities of Jay and Jay Transportation, Inc. and Translynx Express, Inc. Jay and Jay was a New York based short-haul truckload carrier operating primarily in the Northeast. Translynx was offered roller-bed truckload services primarily to UPS between Florida and Kentucky. The Translynx business was discontinued in early 1998.

     As it became clear that the expected benefits from affiliating with Transportation Systems would not be forthcoming, Messrs. Huff and Pixler arranged for Logistics Management, LLC to repurchase the majority position held by Transportation Systems in May 1998.

THE TRUCKLOAD SEGMENT OF THE TRANSPORTATION INDUSTRY

     The Company estimates that the for-hire truckload market segment of the transportation industry accounted for more than $165 billion of revenue in 1997. The truckload transportation industry currently is undergoing changes that affect both shippers and carriers. Shippers (the customers of trucking companies) have been focusing their capital resources on their primary businesses and are outsourcing their transportation and logistics requirements. Shippers increasingly have been seeking to reduce the number of authorized carriers they utilize and to establish service-based, long-term relationships with smaller groups of preferred or "core carriers" who are often able to provide a wide range of services. In order to compete with shippers for preferred or core carrier status, a carrier must have sufficient available equipment and drivers and other logistical capabilities to meet the shippers' requirements. While the truckload transportation market remains highly fragmented, there is an emerging trend among carriers toward consolidation in order to become better positioned with customers as core carriers. Carriers are also consolidating to take advantage of economies of scale in purchasing equipment, in purchasing insurance, and in recruiting and retaining drivers.

     The truckload transportation market generally consists of a service-sensitive segment and a price-sensitive segment. Shippers of high value or time-sensitive goods tend to be more concerned with the service capability of the carrier than simply obtaining the lowest priced transportation. In many cases, carriers choose either to provide premium service and charge rates consistent with that service or to compete primarily on the basis of price. The truckload market is further segmented on the basis of length of haul. In the long haul market, the average length of haul is greater than 1,500 miles. In this segment, truckload carriers compete with air freight on the basis of lower prices and with railroads on the basis of time of delivery. In the medium-to-long haul segment, the average length of haul ranges from 750 miles to 1,500 miles. The Company's average length of haul is approximately 1,005 miles.

TRANSPORTATION BROKERAGE SERVICES

     The Company offers transportation brokerage services through its wholly-owned subsidiary Mencor. The Department of Transportation granted Mencor a license in April 1994 which provides it with authority to engage as a freight broker in interstate commerce. Mencor arranges return hauls for common carriers and corporations transporting their own goods who have completed their initial delivery. This enables the carrier to cover the cost of returning to their home location. For this service we receive the difference between the amount we pay with the returning shipper or carrier to effect the move, and the amount we receive from the shipper.

INSURANCE

     In 1998 the company developed a new line of business to take advantage of the underwriting profit potential of its captive insurance program. The company has offered its insurance program to selected independent third party trucking companies, which purchase insurance coverage and pay a premium to the company through Transportation Underwriters Agency, Inc.

OPERATING STRATEGY

     The Company's operating strategy is to provide high quality transportation and logistics services that position the Company as a preferred supplier or "core carrier" to major shippers. The Company does not compete primarily on a price basis. The Company seeks to effect this strategy by providing reliable time-definite pick up and delivery services. An important factor in the Company's ability to effect this strategy is the ready availability of drivers. The Company seeks to address the chronic driver shortage in the trucking industry through a variety of practices. See "Drivers" below. Management believes its driver retention history is significantly better than the industry average.

     Management believes that the Company's operating strategy has positioned it to capitalize on evolving trends in the transportation industry. Shippers are reducing their number of approved carriers to a small group of core carriers, and often outsourcing their transportation needs entirely to logistics providers. The small carriers, without the capacity to adequately service these shippers or offer logistics services will not benefit from this trend. As a medium size carrier with the capability to also offer logistics and warehousing services (which helps in obtaining business from companies utilizing "just-in-time" distribution methods), the Company is well-suited to capitalize on this trend.

ACQUISITION STRATEGY

     The Company intends to actively seek acquisition candidates to expand its business and to increase its market share. The Company plans to use what has been described as the "Stack Up" concept. Stack Up refers to seeking acquisitions of companies with facilities located in the same geographical locations as the Company, whenever possible, allowing for faster consolidation of staffs and faster reduction of duplicated costs. Management believes that a Stack Up strategy is appropriate for the Company because the medium to long-haul trucking industry is characterized by several large companies and many small companies ("Mom and Pops") which are not able to achieve competitive advantages related to size, yet are too small ($5 to $10 million revenues) to attract the interest of the larger operators. The Mom and Pops constitute a large and fragmented segment of the industry. These companies do not have sufficient resources to serve as "core" carriers or to afford the technology required to operate as efficiently and cost-effectively as their larger competitors.

     The Company believes that through careful selection of acquisition candidates, certain small operators can be acquired on terms favorable to the Company and that the operating results of these firms will improve as they are integrated into the Company's logistical framework. The Company intends to use a combination of cash, stock, debt and equity securities to facilitate its acquisition and expansion plans. No assurance can be given that the Company will be able to effect this strategy. The Company is currently holding discussions relating to several potential acquisitions, but does not anticipate making any acquisitions until adequate financing is in place.

ACQUISITION OF MID-CAL EXPRESS, INC.

     The Company purchased substantially all of the assets of Mid-Cal Express, Inc. effective as of December 30, 1998. Mid-Cal is a truckload carrier which transports a range of commodities, including refrigerated food products, manufactured goods, retail store merchandise, paper products, beverages, parts and chemicals between the Western and Northeastern United States and the provinces of Ontario and Quebec, Canada.

LETTER OF INTENT TO PURCHASE PROSTAR, INC.

     The Company has a letter of intent to acquire Prostar, Inc., a freight brokerage company with principal offices in Mt. Pleasant, South Carolina. Prostar services numerous large grocery chains and produce growers by arranging for transportation of their fresh produce loads. Prostar had revenues of approximately $6.1 million in 1998.

MARKETING

     The Company markets high quality, "just-in-time", temperature-sensitive and dry freight truckload services in the truckload carrier market.

     The Company's operations are nationwide, with an emphasis on the Midwest, Southeast and Northeast United States. The Company believes that it has established a presence in these regions and has developed a competitive ability for the return shipment of goods, which reduces the amount of empty truck miles and increases overall productivity and profitability.

     Marketing personnel emphasize the Company's commitment to high levels of service, flexibility, responsiveness, analytical planning and information management in order to position the Company to serve customers' demands for time definite pickup and delivery. The Company's marketing personnel seek to strengthen the company's position with existing customers and establish it with prospective customers.

     Dan L. Pixler, the Company's President & CEO, is directly involved in marketing the Company's services at the national account level and he also supports local sales activity. The Company also has an eastern sales manager.

     The Company's largest 15 customers are:   Consolidated Papers, Inc., The
Trane Company, Excel Corporation, Cadbury Schweppes, United Parcel Service of America, Inc., CVS Pharmacy, Tamco Distributors, Emery Air Freight, Weyerhauser Company, The Monfort Division of ConAgra, Inc., Eaton Corporation, Seneca Foods Corporation, OK Grocery, O at KA Milk Product, and Phelps Dodge. Consolidated Papers, Inc. accounted for 13% of the Company's revenues during the year ended December 31, 1998.

     The Company maintains a strong commitment to expanding its relationships with existing customers. Customer shipping patterns are monitored daily, allowing the Company flexibility in responding rapidly to the varying service demands of its customers. The Company has written motor carrier contracts with approximately 90% of its customers. The contracts generally specify lanes to be serviced (regions) and negotiated price agreements; they do not have any provision regarding the volume to be carried. The loss of the Company's largest customers could materially adversely affect the Company's operating results.

OPERATIONS

     Each of the Company's terminals is headed by a terminal manager. Some locations include maintenance facilities and driver lounges, and all are active in the recruiting of drivers and all provide local or regional customer service and dispatch functions.

     The Company utilizes various computer systems, which enable order taking, driver tracking, billing and cash application procedures. The Company is in the process of enhancing these systems by adding new servers, new personal computers and new software, all of which will contribute to the Company's Year 2000 readiness. When completed this will enable the Company to track its tractors and trailers more effectively, and to handle billing and maintenance. The Company currently does not anticipate introducing satellite driver communications in the near future, although the Company's new computer systems will be compatible with, and able to accommodate, such a system.

TRACTORS AND TRAILERS

     The Company operates a fleet of approximately 263 tractors, including 101 tractors that are owned by independent contractors, and 442 trailers, including 101 trailers that are owned by independent contractors. Since the closing in December 1998 of the financing with General Electric Capital Corporation, the Company has traded 17 older tractors for 20 newer tractors. The Company has also traded 87 aged trailers for 63 new trailers which includes 43 refrigerated trailers and 20 dry vans. The Company has also recently added 65 tractors which are all 1996 or newer and 149 refrigerated trailers. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CAPITAL RESOURCES AND LIQUIDITY.")

     The Company's policy is to purchase quality late-model tractors and refrigerated and dry trailers that meet the Company's specifications. The Company had financed its tractor and trailer purchases through several asset-based finance agreements. The Company also contracts with owner-operators to provide additional tractors and trailers. The Company has established standard specifications for the purchase of equipment replacements. Each of the Company's tractors is equipped with a sleeper cab to permit the drivers to comply conveniently and cost effectively with the DOT hours of service guidelines and to facilitate team operations when necessary.

     The Company is developing a plan to replace it tractors every four years and its trailers every seven years. The Company maintains warranties that extend beyond the four year life of the tractors on all engines, transmissions, drive axles and running gear.

     The Company has established a maintenance program that tracks service intervals, repairs, and component history and management believes that this program will increase the number of miles achieved between engine overhauls. Most of the Company's maintenance is performed at its Wisconsin Rapids, Wisconsin and Savannah, New York terminals.

DRIVERS

     All of the Company's drivers must meet specific guidelines relating primarily to safety record, driving experience and personal evaluation, including DOT mandated drug testing and personal background checks. The Company recruits and retains drivers by offering competitive compensation packages, purchasing quality tractors and equipping them with optimal comfort and safety features (such as air-conditioning, power steering, engine brakes and sleeper cabs), generating driver friendly freight, maintaining an open door policy, paying bonuses, providing a stock ownership program, and emphasizing training and retention programs. The Company maintains experienced driver recruiters.

     The Company requires that prospective drivers have a minimum of one year of truck driving experience in order to be considered for a position with the

Company. In addition, new drivers are required to meet all DOT requirements. Upon hiring a driver, the Company conducts an orientation program covering such topics as the Company's business, policies, procedures, safety, benefits, maintenance and operation of equipment.

     Company drivers and independent contractors are paid a percentage of loaded revenue, and/or cents per mile. Drivers can earn bonuses on a per mile basis for safety, paperwork, compliance and number of miles driven each year. All employees, including drivers, will be eligible to participate in the Company's 401(k) plan and health and life insurance plans.

     Although the Company currently has an adequate number of drivers, there can be no assurance that the Company will not be affected by a shortage of qualified drivers in the future. Significant driver turnover is a problem with the Company and the industry as a whole. In addition, the trucking industry is experiencing a diminished workforce of qualified drivers. As a result, the Company must compete with other transportation service companies for the available drivers. The Company anticipates that the intense competition for qualified drivers in the trucking industry will continue.

     In addition to its driver employees, the Company contracts with a select group of independent contractors who own and operate their own tractors and trailers. The Company's selection process for independent owner-operators is substantially the same as the process for employees. Each owner-operator is required to enter into an owner-operator lease agreement with the Company which is cancelable by either party upon thirty days notice. The owner-operators provide the Company with an additional source of drivers, particularly during periods of peak demand for transportation services.

INSURANCE AND SAFETY

     The Company's safety department is responsible for training and supervising personnel to keep safety awareness at its highest level. The Company has implemented an active safety and loss prevention program at its corporate headquarters and all of its terminals. In July 1994, Gulf Northern successfully completed a safety audit and compliance review by the Department of Transportation, Federal Highway Administration and is operating with a satisfactory rating. The emphasis on safety begins in the hiring and continues in orientation, safety training, and drug testing. Newly hired drivers, regardless of experience level, must participate in a training program.

     The Company's safety and loss prevention program is comprised of the ongoing education, training and retraining of drivers regarding safe vehicle operation, loading and unloading procedures, and accident reporting. It also includes random drug testing. The program is overseen by the Company's Director of Safety. It is Company policy to reward drivers who have satisfied safety performance goals established by the Company. Safe-driver awards are presented based upon the number of miles a Company driver or owner-operator accumulates in service without a "chargeable accident" as defined by DOT regulations. Awards are presented on an annual basis and consist of cash payments.

     The Company has implemented a written disciplinary system for its employee drivers and owner-operators. Pursuant to this system, disciplinary action ranges from written warnings to immediate termination depending on the frequency and severity of the offense. The most serious offenses include violations of local, state or federal regulations while on duty, unauthorized use of Company equipment, willful or negligent damage of Company equipment or property or injury to another person, carrying, possessing or being under the influence of intoxicants or narcotics while on duty or on Company premises, possession of firearms or other lethal weapons while on duty or while on Company premises and other similar offenses. The Company's Director of Safety continuously monitors driver performance and makes recommendations to the Company's executive officers regarding employment and retention of drivers.

     The Company is committed to securing appropriate insurance coverage at cost-effective rates. The primary risks that arise in the trucking industry consist of cargo loss and damage, personal injury, property damage and workers' compensation claims. The Company maintains insurance that it believes is adequate to cover its liabilities and risks.

     The Company has set up captive insurance arrangements with an insurance company pursuant to which the Company makes monthly payments into a loss reserve fund in addition to the payments it makes to the insurance company. The fund is then used to pay off claims for liability to third parties for personal injuries and property damage up to $100,000 per occurrence and up to an aggregate of $615,000. Any claims in excess of these limits are covered by insurance up to $1 million per occurrence. To the extent that the annual claims are less than the amount projected by the insurance company, the Company receives back a portion of the reserve fund.

     The Company also has an insurance policy which covers cargo loss and damage up to $250,000 per occurrence, and an insurance policy which covers workmen's compensation claims in amounts from $100,000 to $500,000, depending on the state where the worker lives.

FUEL MANAGEMENT

     Motor carrier service is dependent upon the availability of diesel fuel. The Company manages fuel purchases by directing its drivers to certain truck stops along designated routes that give the Company certain discounts in return for volume purchases on a recurring basis. Through the use of computerized monitoring devices imbedded in the engines of its tractors, the Company monitors fuel usage, miles per gallon, cost per mile, and cost per gallon. The Company has not experienced any difficulty in maintaining fuel supplies sufficient to support its operations. Historically, the Company has been able to pass on a portion of fuel price increases to its customers. Nevertheless, shortages of fuel, increases in fuel prices or fuel tax rates or rationing of petroleum products could have a material adverse effect on the operations and profitability of the Company.

COMPETITION

     The trucking industry is highly competitive and fragmented. The Company competes primarily with other medium to long-haul, temperature-controlled and dry truckload carriers; internal shipping conducted by existing and potential customers and, to a lesser extent, railroads and air transportation. Although the general effect of deregulation of the trucking industry during the 1980's created substantial downward pressure on the industry's rate structure, the Company believes that competition for the freight transported by the Company is based primarily on quality of service (i.e., just-in-time performance) and, to a lesser degree, on freight rates. There are a number of other trucking companies which have substantially greater financial resources, operate more equipment or carry a larger volume of freight than the Company. The Company also competes with other motor carriers in hiring qualified drivers. The Company's primary emphasis is service, especially to its core carrier customers, rather than price alone. However, the industry in which the

Company operates is extremely price sensitive and the Company is responsive to competitive price pressures.

REGULATION

     The trucking industry is subject to regulatory oversight and legislative changes which can affect the economics of the industry by requiring certain operating practices or influencing the demand for, and the costs of providing, services to shippers. The Department of Transportation of the United States ("DOT"), as well as various state agencies that have jurisdiction over the Company, have broad powers, generally governing such matters as authority to engage in motor carrier operations, rates and charges, certain mergers, consolidations and acquisitions, and periodic financial reporting. The rates and charges of the Company are not directly regulated by these authorities.
As primarily a contract carrier, the Company negotiates competitive rates directly with customers as opposed to relying on schedule tariffs. State agencies impose tax, license and bonding requirements.

     The Motor Carrier Act of 1980 commenced a program to increase competition among motor carriers and to diminish regulation in the industry. Following this deregulation, applicants have more easily been able to obtain DOT operating authority, and interstate motor carriers such as the Company have been able to impose certain rate changes without DOT approval. The Motor Carrier Act also removed many route and commodity restrictions on transportation of freight. Gulf Northern has held specific commodity and territory authority from the Illinois Commerce Commission since 1939. Gulf Northern holds authority to carry general commodities throughout the 48 contiguous states, as both a common and contract carrier, and it holds various intrastate authorities.

     Under the Negotiated Rates Act of 1993, certain procedures must be followed for resolving claims involving unfiled, negotiated transportation rates. Generally, when a claim is made by a motor carrier of property (other than a household goods carrier) for the collection of rates and charges in addition to those originally billed and collected by the carrier, the person against whom the claim is made may elect to satisfy the claim pursuant to certain provisions specified in the Negotiated Rates Act. The Negotiated Rates Act specifies the types of disputes to be resolved by the ICC and allows for the nonpayment of the disputed additional compensation until the dispute is resolved. The Company believes that it is in compliance in all material respects with the provisions of the Negotiated Rates Act.

     Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Such matters as weight and dimensions of equipment are also subject to federal and state regulation. All of the Company's drivers were required to obtain national commercial driver's licenses by April 1, 1992, pursuant to the regulations promulgated by the DOT. Also effective in 1989, DOT regulations imposed mandatory drug testing of drivers. The Company has implemented a random drug-testing program in accordance with such regulations. In addition, beginning January 1, 1995, the Company was required to implement new alcohol and revised drug rules imposed by the DOT which prohibit any alcohol or drug use prior to and during driving and while performing safety-sensitive functions such as loading, unloading, inspecting, waiting for dispatch, resting in a sleeper birth, and other specified times. Beginning August 15, 1994, the Company was required to implement a certain split sample urine collection procedure. The Company complies with all applicable regulations imposed on its employees and owner-operators. The DOT's national commercial driver's license, drug testing requirements and new alcohol and drug-use regulations have not to date and are not expected to adversely affect the availability to the Company of qualified drivers. See "Business-Safety and Insurance."

     The Company's operations are subject to federal, state and local laws and regulations concerning the environment. The Company has not received any notices from any regulatory authority relating to any violation of any environmental law.

EMPLOYEES

    The Company employs approximately 251 persons, of whom 190 are drivers and 61 are maintenance and administrative personnel. None of the Company's employees is represented by a collective bargaining unit and the Company has never experienced a work stoppage. The Company believes that its relations with its employees is good.

ITEM 2.   DESCRIPTION OF PROPERTY

     All of the Company's offices and terminals are leased. The Company's executive office is located in North Charleston, South Carolina, where billing, collections, brokerage, banking and overall management of the Company take place. The lease, which expires November 1, 1999, covers 5,000 square feet of rental space and provides for monthly rent of $2,800. The Company believes that this facility is adequate for its present needs.

     The Company also maintains the following other office, terminal and warehouse locations:

            Location                             Description
            --------                             -----------
    Los Angeles                     A 6,200 square foot terminal and office
                                    leased for $4,500 per month

    Wisconsin Rapids, Wisconsin     A 3,000 square foot office, a
                                    9,800 square foot warehouse, and a
                                    four bay repair shop leased for
                                    $6,500 per month (this facility is
                                    owned by Messrs. Huff and Pixler)

    Kansas City, Missouri           A 900 square foot office and a two
                                    bay repair shop leased for $3,150
                                    per month

    Savannah, New York              A 2,000 square foot office and two
                                    bay repair shop leased for $2,024
                                    per month (this facility is owned by
                                    Mr. Pixler)

    Jacksonville, Florida           A 375 square foot office and a
                                    1,125 square foot warehouse leased
                                    for $1,003 per month


ITEM 3.  LEGAL PROCEEDINGS

     The Company has been from time to time a party to litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight, and litigation relating to transactions as to which its affiliates have been involved. The Company is not party to any litigation which, individually or in the aggregate, management believes will have a material adverse effect on the financial condition or operations of the Company. The Company maintains insurance that it believes is adequate to cover its liability risks. See "Business-Safety and Insurance."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5.  MARKET PRICES AND DIVIDENDS

     The Company's Common Stock trades in the over-the-counter market, under the symbol "USTK". There were no quotations for the Company's Common Stock during the last three years until after the closing of the reverse acquisition of U.S. Trucking-Nevada. Quotations resumed during September 1998. The following table shows the high and low bid prices for the Company's Common Stock for the periods indicated as reported by the OTC Bulletin Board. These prices are believed to be inter-dealer quotations and do not include retail mark-ups, mark-downs, or other fees or commissions, and may not represent actual transactions.

             Quarter Ended                   High Bid     Low Bid
             --------------                  --------     -------

             September 30, 1998              $1.875       $0.002
             December 31, 1998               $4.50        $0.75

     As of April 1, 1999 the Company had 148 shareholders of record. This does not include shareholders who hold stock in their accounts at broker/dealers.

     Holders of Common Stock are entitled to receive dividends declared by the Company's Board of Directors. No dividends have been paid on the Company's Common Stock and no dividends are anticipated to be paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's financial condition and results of operations for the years ended December 31, 1998 and 1997 should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto contained elsewhere in this report.

GENERAL

     The Company was established in January of 1997 by combining under U.S. Trucking-Nevada the operations of Gulf Northern, a mid- to long-haul truckload carrier, Mencor, a third party logistics (brokerage) company, selected assets of another truckload company, and the customer base of a small specialized truckload air freight company. The Company consolidated operations and implemented manpower reductions and blending of all trucking operations under Gulf Northern and all brokerage operations under Mencor.

     The Company's operating results are primarily driven by the results of the truckload business of its primary operating subsidiary, Gulf Northern Transport, Inc. as well as the implementation of a Captive Insurance Program for Auto-Liability for tractors and trailers. The Company reported a profit in the year ended December 31, 1998, by significantly decreasing the operating losses in its trucking division and by initially showing a profit in its Auto Liability Captive Insurance Program.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     The amounts discussed for the year ended December 31, 1998 include the combined operations of Gulf Northern Transport, Inc. and Mencor, Inc.

     The amounts for the year ended December 31, 1997 differ from that of 1998 based on the following factors:

     On January 30, 1997, U.S. Trucking-Nevada completed the following acquisitions:

     1. Purchased 100% of the common stock of Gulf Northern Transport, Inc. from its stockholder for cash and 25% of U.S. Trucking-Nevada's common stock;

     2. Purchased 100% of the common stock of Mencor, Inc. from its stockholders for cash and 37,500 shares of the common stock of U.S. Trucking-Nevada's parent company, U.S. Transportation Systems, Inc.;

     3.  Purchased certain assets and liabilities of Jay & Jay
         Transportation, Inc.;

     4. Purchased certain assets and liabilities of Translynx Express, Inc.

     Simultaneous to the above transactions, U.S. Trucking-Nevada was sold by its parent corporation, U.S. Transportation Systems, Inc. Accordingly, the operations of the consolidated group began January 30, 1997. The financial statements for 1997, therefore, include both the amounts included in the consolidated financial statements for the period from inception to December 31, 1997 and the pre-acquisition amounts for Gulf Northern Transport, Inc. and Mencor, Inc. for the period ended January 30, 1997. Further, the amounts for the period ended December 31, 1997 are on a different accounting basis than the period to January 30, 1997 and accordingly, the amortization of the resulting goodwill recognized in the purchase transaction is not comparable to that of the year ended 1998.

     Revenues increased by 17.8% to $21.8 million in 1998 from $18.5 million in 1997. The increase in revenues were primarily due to the fact that the addition of the small package delivery division caused company driver and independent contractor generated revenues to increase. Another factor, which caused revenues to increase, was the addition of a captive insurance program for auto-liability insurance provided to third-party trucking companies. A division of the Company in which revenues decreased was the third party brokerage which declined because of increased competition in the brokering of medium to long haul loads in the truck carrier business. Company driver generated revenue increased by 13.6% to $12.5 million in 1998 from $11.0 million in 1997. Independent contractor generated revenues increased by 24.3% to $6.6 million in 1998 from 5.3 million in 1997. Third-party brokerage decreased 13.1% to $1.86 million in 1998 from $2.14 million in 1997 and insurance captive revenue increased to $810 thousand from zero in 1997.

     Operating expenses for 1998 were $18.5 million, or 85% of revenue, as compared to $17.0 million, or 92% of revenue, for 1997. This decrease as a percentage of revenues was due primarily from lower fuel costs, company driver payroll and repair and maintenance costs . Fuel expenses decreased $323 thousand to $2.11 million (16.8% of revenues generated by company drivers) in 1998 from $2.43 million ( 21.8% of revenues generated by company drivers) for 1997.This decrease was the result from lower fuel prices in general as well as additional use of bulk storage for diesel fuel at two of our terminals in Wisconsin and New York. Company driver payroll decreased $122 thousand to $3.07 million (25% of revenues generated by company drivers) in 1998 from $3.2 million (28.5% of revenues generated by company drivers) in 1997. The reason for this decrease was better management of deadhead mileage and the lower rate of pay required for drivers in the small package delivery sector of our business. Repairs and Maintenance costs decreased $66 thousand to 1.17 million (6.1% of revenues generated by the trucking segment ) in 1998 from 1.24 million ( 7.6% of revenues generated by the trucking segment ) in 1997. Lower repair and maintenance costs were the product of better management in decreasing the outsourcing of major repairs and increased dedication to preventive maintenance.

     Salaries, wages, employee benefits and other administrative expenses for the year ended 1998 were $2.92 million or 13.4% of revenue, compared to $2.15 million or 11.6% of revenue, for the year ended 1997. The increase was due to the costs associated with the addition of the captive insurance program, a slight increase in administrative payroll and additional increases in trucking insurance expense in general. Expenses related to insurance captive such as paid losses, reserved losses, reinsurance and administrative fees increased to $556 thousand in 1998 from zero in 1997. Administrative payroll increased $80 thousand to $1.18 million (5.4 % of all revenues) in 1998 from $1.1 million (5.9% of all revenues) in 1997. This decrease as a percentage of revenue is a result of being able to add additional productivity over and above the hiring of extra employees. All expenses related to insurance in the truckload division increased $217 thousand to $1.07 million (4.9% of all revenues) in 1998 from $855 thousand (4.6% of all revenues) in 1997. This increase as a percentage of revenues is a direct result of paying higher premiums as a result of incurring larger claims in the worker's compensation and auto liability lines of coverage.

     Depreciation and amortization expenses for 1998 were $1.58 million, or 7.2% of revenue, as compared to $1.54 million or 8.3% of revenue, for 1997. This increase reflects by a $60 thousand increase to depreciation taken on capitalized repairs. Normal recurring depreciation and amortization remained unchanged.

     Interest expense for 1998 was $727 thousand or 3.3% of revenue, as compared to $703 thousand or 3.8% of revenue, for the year ended 1997. The decrease in interest as a percent of revenue is the result of (1) lower cost of borrowing due to its restructuring of some equipment debt, (2)lower interest expense on more recent portions of equipment loans, and (3) lower factoring financing on faster paying customers.

     Freight settlements paid to outside carriers decreased $182 thousand to
1.62 million (87.1% of brokerage generated revenues) for the year ended 1998 as compared to $1.8 million or 91.3% of revenues for the prior year. This decrease resulted from fewer loads being brokered in 1997 because of increased competition in the industry.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     On January 30, 1997, U.S. Trucking completed the following acquisitions:

     1. Purchased 100% of the common stock of Gulf Northern Transport, Inc. from its stockholders for cash and 25% of U.S. Trucking's common stock;

     2. Purchased 100% of the common stock of Mencor, Inc. from its stock holders for cash and 37,500 shares of common stock of U.S. Trucking's parent company, US. Transportation Systems, Inc.;

     3.  Purchased certain assets and liabilities of Jay & Jay
         Transportation, Inc.;

     4. Purchased certain assets and liabilities of Translynx Express, Inc.

     Simultaneous to the above transaction, U.S. Trucking was sold by its parent corporation, U.S. Transportation Systems, Inc. Accordingly, the operations of the consolidated group began on January 30, 1997. This registration statement, therefore, includes both the amounts included in the consolidated financial statements for the period from inception to December 31, 1997 and the pre-acquisition amounts for Gulf Northern Transport, Inc. and Mencor, Inc. for the period ended January 30, 1997. Further, the amounts for the period ended December 31, 1997 are on a different accounting basis than the prior periods due to the purchase transactions recorded on January 30, 1997 and accordingly, the amortization of the resulting goodwill recognized in the purchase transaction is not comparable to that of the prior period.

     Revenues for the year ended 1997 were $18.5 million compared to net revenues of $14.8 million for the year ended 1996. The increase in revenues was primarily due to the fact that the 1996 results included only Gulf Northern and Mencor while 1997 also included the business of the two divisions of USTS which were combined with Gulf Northern and Mencor when the Company was formed.

     Operating expenses for 1997 were $17.0 million, or 92% of revenue, as compared to $13.0 million, or 88% of revenue, for 1996 (an increase of 31%). This increase was due primarily to the increase in business associated with the operations added in early 1997, which yielded higher driver payroll, increase in percentage paid to owner-operators, higher fuel costs and higher maintenance costs as a percentage of revenue. Fuel expenses increased $766 thousand or 46% to $2.48 million from $1.72 million for fiscal 1996.

     Salaries, wages, employee benefits and other administrative expenses for the year ended 1997 were $2.15 million or 11.6% of revenue, compared to $2.03 million or 13.7% of revenue, for the year ended 1996. The increase was due to the addition of the new businesses. The decrease of such costs as a percentage of revenue was due to decreases in fixed costs, such as administrative payroll, rents, communications expenses and health insurance costs.

     Depreciation and amortization expenses for 1997 were $1.54 million, or 7.8% of revenue, as compared to $977 thousand or 6.6% of revenue, for 1996. This increase was due to additional equipment being added to the Company's fleet, increased amortization costs due to the restructuring of certain loans and increased depreciation due to certain capitalized repairs.

     Interest expense for 1997 was $703 thousand or 3.8% of revenue, as compared to $649 thousand or 4.4% of revenue, for the year ended 1996. The decrease in interest as a percent of revenue is the result of (1) lower cost of borrowing from its restructuring of some equipment debt, (2) interest expense being lower on more recent portions of equipment loans, and (3) lower factoring financing on faster paying customers.

     Freight settlements paid to outside carriers decreased $207 thousand to $1.8 million or 10.3% (to 91.3% of revenues) for the year ended 1997 as compared to $2.0 million or 90.2% of revenues in 1997. This decrease resulted from slightly fewer loads being brokered in 1997.

CAPITAL RESOURCES AND LIQUIDITY

     As of December 31, 1998, the Company had a working capital deficit of approximately $(1,912,731) compared to approximately $(1,609,556) at December 31, 1997.

     The growth of the Company's business has required a significant investment in new equipment. The Company's primary source of liquidity has been funds provided by operations, long-term borrowings to finance equipment purchases, the Company's previous factoring arrangement before December 22, 1998, its revolving line of credit after December 22, 1998, a private offering of common stock in 1998 and capital contributions in 1997.

     Net cash provided (used) by operating activities totaled $415,032 and $(17,125) for the years ended December 31, 1998 and 1997, respectively.

     Net capital expenditures for the purchase of revenue and office equipment totaled $290,177 and $59,804 for the years ended December 31, 1998 and 1997, respectively. In addition, the Company incurred costs of $291,556 associated with the reverse merger with Northern Dancer Corporation in 1998. Also, it received proceeds from the sale of common stock of $575,000 in 1998 and received $1,304,755 from capital contributions in 1997. Overall net cash provided (used) by investing activities totaled ($6,655) and $1,244,951 for years ended December 31, 1998 and 1997, respectively. The Company anticipates capital expenditures will be approximately $6.0 million for 1999, assuming that the Company is able to raise the financing from private or public offerings of common stock and convertible debt arrangements. The funds will be used primarily to acquire new revenue equipment to expand the Company's fleet, and to acquire additional facilities.

     Net cash used in financing activities and net direct equipment financing was $445,500 and $1,167,727 for the years ended December 31, 1998 and 1997, respectively. During 1998, the Company received proceeds from long-term financing of $4,296,705, paid down long-term debt as part of debt restructuring a total of $3,838,415 and made principal payments on long-term debt and capital lease obligations before restructuring a total of $903,790. For 1997, the Company made principal payments on long-term debt and capital obligations of $1,155,227. The reason for change in the net cash used from financing activities from 1997 to 1998 was due to transactions entered with General Electric Capital Corporation involving equipment financing on December 22, 1998 and the acquisition of Mid-Cal Express on December 30,1998. (See Below)

     At times, the Company enters into leasing agreements for short- or long-term equipment needs. The Company currently has three leasing agreements in place for tractors and trailers. The expenses are charged to operating expense on a monthly basis as incurred.

     The Company completed a working capital financing agreement with General Electric Capital Corporation ("GE Capital") on December 21, 1998. The transaction involves a revolving credit facility in an amount up to $5,000,000 which replaced the previous accounts receivable factoring facility. The term of the agreement is for three years with interest charges on amounts borrowed at the lender's index rate (commercial paper rate) plus 4.5%. As of December 31, 1998, $3.2 million was remaining on the line. Management believes that this will be sufficient the cover normal working capital needs for internal growth and limited acquisitions for 1999. In addition, management also believes that this arrangement will significantly reduce working capital financing costs by as much as 50% in comparison with previous factoring arrangements. This revolving credit facility is personally guaranteed by Anthony Huff and Dan Pixler.

     The Company also completed two sale-leaseback agreements and a total long-term debt restructuring agreement with General Electric Capital Corporation on December 22, 1998. The first lease agreement involved the trade-in of seventeen older road tractors for twenty newer ones .The amount given on trade-in totaled $288,000 with the new lease after sale-leaseback totaling $1,150,000. The term of the lease is for 48 months with monthly payments of $22,500.The second lease agreement involved the trade-in of 87 older refrigerated and dry van trailers for 43 new refrigerated trailers and 20 new dry van trailers. The amount given on trade-in totaled $349,000 with the new lease after sale-leaseback totaling $2,500,000. The term of this lease is 72 months with monthly payments of $38,500.In addition to the previous agreements G.E. Capital also refinanced all other long-term debt of the Company including debt from other lenders. The total of the restructure amounted to $3.2 million payable over 36 months with monthly payments of $105,000. Management believes the savings in repairs and maintenance costs in addition to fuel savings and equipment utilization will increase cash flows $50,000 monthly while the Company's monthly debt service increased $15,000. From an accrual basis perspective the new debt arrangements will increase profitability by $30,000 monthly. The loan and the two leases are personally guaranteed by Dan Pixler and Anthony Huff.

     On December 30, 1998, the Company entered into an agreement to acquire certain assets and assume certain liabilities of Mid-Cal Express, Inc. a California based trucking company. The purchase price was $1,957,500, which was paid by the issuance of 400,000 shares of common stock and the payment of certain expenses to affect the purchase. As part of the agreement the Company assumed debt on various notes totaling $4,039,740 encumbered by revenue equipment with fair values of $4,918,741. The total monthly debt service of these notes is $158,000 and the notes have interest rates ranging from 8.36% to 11.9%. Management believes that this acquisition gives the Company the western United States location it needs to better serve its current customers, to obtain newer marquee customers and to make itself a nationwide carrier. This acquisition should add approximately $11 million of net revenues annually and should improve profitability throughout the Company by decreasing deadhead (unloaded miles) and increasing equipment utilization. The Company needed approximately $250,000 of additional capital to help fund the acquisition due to inheriting certain obligations in relation to delinquent equipment payments, fuel card usage and general accounts payable. Should the operations in California become stagnate the results of the Company's operations could be adversely affected. The Company may encounter operating conditions in new markets that differ substantially from those previously experienced in the eastern and mid western United States. There can be no assurance that this strategy will be successful or not require a larger financial commitment than anticipated in order for the Company to generate positive operating results.

YEAR 2000 COMPLIANCE

     The Company is in the midst of implementing its plan to ensure year 2000 compliance of its computer hardware and software. The plan is centered around the purchase of a new hardware system consisting of a Compaq proliant P2 300 300 MHz processor, 320 MB RAM, 2/9.1 GB mirror hard drive, and a Server Tower which is installed in the Charleston, South Carolina, location. From the system will be generated all functions of the Company's operating systems including, but not limited to, the initiation of loads, dispatch, billing, accounts payable and receivable, general ledger functions and preparation of financial statements. All maintenance records for all of the trucks, inventory records for all parts and supplies, claim records and accident records as well as fuel and mileage for taxing bodies will be supplied. Information from the Company's fuel provider, Comdata, will be downloaded into the system over the Internet on a daily basis. The Company has received data from Comdata with respect to their program for year 2000 compliance and is satisfied that they will be in total compliance.

     The new software system has been fully operational for the agent program and brokerage business since November 1998, and the complete system is now operating Company-wide. At present, the Company is working with its hardware provider to have installed PC workstations for use with a Windows NT User Network, MS Exchange 50 User Internal E-mail. Each workstation is a Compaq Deskpro EP Pentium 333 Mhz. Protrip software from Computerized Management Services of Sioux Falls, South Dakota, will be used. The Company is currently also preparing and reviewing its database information on its current system for transfer to the new system in an effort to streamline the flow of information from one system to the other.

     The Company may also be vulnerable to the failure of other companies to be year 2000 compliant. The Company has commenced its assessment of whether third parties with whom the Company has material relationships are year 2000 compliant. The Company is evaluating its vendors and suppliers to determine if there would be a material effect on the Company's business if they do not timely become year 2000 compliant. The same analysis is being made for significant customers. The Company has not yet initiated formal contingency planning processes to mitigate the risk to the Company if any vendors or customers are not prepared for the year 2000, but the Company intends to complete this process by June 30, 1999.

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

ITEM 7.  FINANCIAL STATEMENTS

     The Report of Independent Public Accountants appears at page F-1 and the Financial Statements and Notes to Financial Statements appear at pages F-2 through F-33 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting and financial disclosure required to be reported.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

     The Directors and Executive Officers of the Company are as follows:


      NAME              AGE                POSITIONS HELD
      ----              ---                --------------

Danny L. Pixler         50       President, CEO and Director

W. Anthony Huff         37       Executive Vice President and Chairman
                                 of the Board

John Ragland            33       Chief Financial Officer

     There is no family relationship between any Director or Executive Officer of the Company.

     The Company has audit and compensation committees which both consist of Danny L. Pixler and W. Anthony Huff.

     Set forth below are the names of all directors and executive officers of the Company, all positions and offices with the Company held by each such person, the period during which he has served as such, and the principal occupations and employment of such persons during at least the last five years:

     DANNY L. PIXLER has served as the President, CEO and a director of the Company since September 8, 1998, when the Company completed its acquisition of U.S. Trucking-Nevada. He has served as President, Secretary and Treasurer of U.S. Trucking-Nevada since February 1997, and as a Director since May 1998.
He served as Vice President and a director of Mencor from March 1994 until July 1998 when he became President. He has served as President, CEO and director of Gulf Northern since March 1995. From January 1993 until March 1994, he served as President of Joseph Land Group (a transportation company with annual sales of approximately $130 million). From 1989 until 1993, he served as President of Apple Lines, Inc., a truckload refrigerated carrier with $16 million in revenues. From 1983 until 1989, he was employed by D.F.C. Transportation, the transportation division of Dean Foods, Inc., where his final position was Executive Vice President and General Manager responsible for the company's truckload division with annual sales of $80 million.

     W. ANTHONY HUFF has served as Executive Vice President and Chairman of the Board of the Company since September 8, 1998. He has provided various administrative services to U.S. Trucking-Nevada since February 1997 and has served as Executive Vice President and a Director since May 1998. He has also provided various services to Gulf Northern since March 1995 and he has served as a Director since February 1996 and as Vice President since June 1998. Mr.

Huff has also served as Vice President and Assistant Secretary of Mencor since June 1998. Mr. Huff manages the Company's offshore captive insurance programs and investments. From approximately November 1995 until January 1997, he served as President and a director of United Acquisition Corp. II, a company formed to acquire companies in the trucking business. From February 1992 until December 1996, Mr. Huff served as President of the North American Trucking Association, an association of independent truckers engaged in the business of providing administrative and financial services to its members. Mr. Huff spends approximately 60% of his time on the Company's business and the remainder of his time consulting with various other companies.

     Due to a large judgment awarded against Mr. Huff in 1994 resulting from Mr. Huff's guaranty of a defaulted bank loan for a company of which he was a shareholder, Mr. Huff filed for personal bankruptcy under Chapter 7 of the U.S. Bankruptcy Code in 1994 (discharge granted in 1995). Mr. Huff was a minority shareholder and provided services to the company (KHW Foods, Inc.) relating to store location and development, but was not otherwise involved in management of the company. In the bankruptcy proceeding Mr. Huff reaffirmed all of his other personal debts.

     JOHN RAGLAND has served as Chief Financial Officer of the Company since September 8, 1998. He has served as the Controller of Gulf Northern since June 1996, and as Secretary-Treasurer since June 1998. He has also served as the Chief Financial Officer and Treasurer of U.S. Trucking-Nevada since May 1998. From May 1996 until October 1996, he served as Chief Financial Officer of United Acquisition Corp. II, a company formed to acquire companies in the trucking business. From August 1994 until June 1996 he was the Chief Financial Officer of the North American Trucking Association, a trade group, and he was also the Chief Financial Officer of All-Risk Services, an insurance agency, during the same period. From 1991 to July 1994, he was a staff accountant with Watkins, Buckles & Travis, Certified Public Accountants.

     The Company's executive officers hold office until the next annual meeting of the Directors of the Company. The Company has agreements with Messrs. Pixler and Huff whereby the Company is required to use its best efforts to elect and retain them as members of the Board of Directors as long as they are guarantors as to any Company or affiliated debt. There are no other arrangements or understandings between any director or executive officer and any other person pursuant to which any of the above-named executive officers or directors or nominees was selected as an officer or director or nominee for director of the Company.

ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth information regarding executive compensation for the Company's President and Chief Executive Officer and each other executive officer who received total annual salary and bonus in excess of $100,000 for any of the years ended December 31, 1998, 1997 or 1996.

                          Summary Compensation Table

                                             Long-term Compensation
                                             Awards         Payouts
                                             ------------------------
                                                      Securi-
                      Annual Compensation             ties
                     ---------------------   Re-      Underly-        All
                                    Other    strict-  ing             Other
Name and                            Annual   ed       Options/  LTIP  Com-
Principal                           Compen-  Stock    SARs      Pay-  pensa-
Position      Year  Salary   Bonus  sation   Award(s) (Number)  outs  tion
----------    ----  -------- -----  -------  -------- --------  ----- ------

Danny L.     1998  $105,000  --    $6,000(1)   --      100,000    --    --
 Pixler,     1997  $105,000  --    $6,000(1)   --        --       --    --
 President   1996  $ 47,500  --    $  --       --        --       --    --
______________

(1) Represents $500 per month car allowance.

                    Aggregated Option Exercises in Year Ended
              December 31, 1998 and December 31, 1998 Option Values

                                        Securities Under-  Value of Unexer-
                      Shares            lying Unexercised   cised in-the
                     Acquired                Options        Money Options/
                        On                 at 12/31/98       at 12/31/98
                     Exercise   Value      Exercisable/      Exercisable/
      Name           (Number)  Realized   Unexercisable     Unexercisable
      ----           --------  --------  ----------------  ----------------

Danny L. Pixler         -0-    $  -0-       100,000 / 0      $495,000 / 0

                         Options / Grants in Last Fiscal Year
                                 Individual Grants

                    Number of       % of Total
                    Securities       Options
                    Underlying      Granted to     Exercise or
                     Options       Employees in    Base Price     Expiration
      Name          Granted(#)      Fiscal Year      ($/sh)          Date
      ----         ------------    ------------    -----------    ----------

Danny L. Pixler      100,000            25%           $.30          5/22/08

EMPLOYMENT AGREEMENTS

     The Company has entered into a five year employment agreement with Danny
L. Pixler commencing September 9, 1998, which provides for an annual salary of $105,000 (with annual increases of not less than 3%). The agreement also provides that Mr. Pixler will receive a new car every three years and all vehicle expenses incurred on Company business or an auto allowance not to exceed $550 per month.

     The Company has entered into a five year employment agreement with W. Anthony Huff commencing September 9, 1998, which provides for an annual salary of $52,000 (with annual increases of not less than 3%).

     The Company has entered into a three year employment agreement with John Ragland commencing September 9, 1998, which provides for an annual salary of $75,000 (with annual increases of not less than 3%). The agreement also provides that Mr. Ragland will be provided a company car and reimbursement of his vehicle expenses incurred on Company business.

     These employment agreements are terminable by the Company for certain specified reasons, including disability, fraud, conviction of a felony and substance abuse. They also contain covenants not to compete during the term of the agreements.

STOCK OPTION PLAN

     During September 1998, the Board of Directors adopted the Stock Option Plan of U.S. Trucking-Nevada as the Company's Stock Option Plan (the "Plan"), and the Company assumed the obligations represented by 550,000 options which were already outstanding. These options had an exercise price of $.30. The Plan authorizes the issuance of options to purchase up to 2,000,000 shares of the Company's Common Stock.

     The Plan allows the Board to grant stock options from time to time to employees, officers, directors and consultants of the Company. The Board has the power to determine at the time that the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. Vesting provisions are determined by the Board at the time options are granted. The option price for any incentive stock option will be no less than the fair market value of the Common Stock on the date the option is granted, while other options may be granted at any exercise price.

     Options granted under the Plan with an exercise price less than the fair market value on the date of grant, will require the Company to record an expense upon the grant of options equal to the difference between the market value of the option shares and the exercise price of the options. Generally, there will be no federal income tax consequences to the Company in connection with Incentive Stock Options granted under the Plan. With regard to options that are not Incentive Stock Options, the Company will ordinarily be entitled to deductions for income tax purposes of the amount that option holders report as ordinary income upon the exercise of such options, in the year such income is reported.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,

     The following table sets forth as of March 31, 1999 the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all Directors individually and all Directors and Executive Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                              Amount of
Name and Address of           Beneficial
Beneficial owner              Ownership           Percentage of Class
-------------------           ----------          -------------------

Logistics Management,
 L.L.C. (1)                    2,156,034 (2)            30.0%
10602 Timberwood Circle #9
Louisville, KY  40223

Danny L. Pixler                2,156,034 (3)          30.0%
Suite 216
3125 Ashley Phosphate Road
North Charleston, SC  29418

W. Anthony Huff                2,156,034 (4)          30.0%
10602 Timberwood Circle #9
Louisville, KY  40223

All Directors and Executive    2,156,034 (3)          30.0%
Officers as a Group                      (4)
(3 Persons)
________________

*    Less than 1%.

(1) Logistics Management, L.L.C. is 50% owned by Roxann Pixler, the wife of Danny L. Pixler, and 50% owned by Association Services, Inc., which is 100% owned by The W. Anthony Huff Irrevocable Trust.

(2) Does not include 900,000 shares of the Company's Series A Preferred Stock held by Logistics Management, L.L.C., which represents 9,000,000 votes and which is exchangeable for up to 9,000,000 shares of the Company's Common Stock when certain revenue targets are achieved. (See "DESCRIPTION OF SECURITIES.")

(3) Represents a 100% beneficial interest in the shares held by Logistics Management, L.L.C., as to which shares Mr. Pixler shares voting and investment power.

(4) Represents a 100% beneficial interest in the shares held by Logistics Management, L.L.C., as to which shares Mr. Huff shares voting and investment powers. Mr. Huff is the primary beneficiary of the W. Anthony Huff Irrevocable Trust.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ACQUISITION OF U.S. TRUCKING-NEVADA

     On September 8, 1998, the Company completed the acquisition of 100% of the outstanding common stock of U.S. Trucking, Inc., a Nevada corporation ("U.S. Trucking-Nevada") in exchange for 15,877,300 shares of the Company's Common Stock. The shares were exchanged on the basis of one share of the Company's common stock for one share of U.S. Trucking-Nevada common stock.

     The stock issuances were made pursuant to an Agreement ("Agreement") between the Company and U.S. Trucking-Nevada. The terms of the Agreement were the result of negotiations between the managements of the Company and U.S. Trucking-Nevada. However, the Board of Directors did not obtain any independent "fairness" opinion or other evaluation regarding the terms of the Agreement, due to the cost of obtaining such opinions or evaluations.

TRANSACTIONS INVOLVING THE COMPANY BEFORE ACQUISITION OF U.S. TRUCKING-NEVADA

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

     During August 1996 the Company agreed to convert the $85,000 of loans and $5,883 of accrued interest into 57,941 shares of Dunn's common stock which represented approximately 18% of Dunn's outstanding common stock as of March 31, 1997. During the year ended March 31, 1997, the Company loaned an additional $40,725 to Dunn and during the year ended March 31, 1998, the Company loaned an additional $37,500 to Dunn.

     These additional loans were made in an attempt to protect the Company's investment in Dunn. The Company never completed a merger or acquisition with Dunn because after completing its due diligence, management was of the opinion that a merger or acquisition would not be in the best interests of the Company at the time.

     Dunn was approximately 50% owned by a principal stockholder of the Company and her husband who is the Chairman of the Board and CEO of Dunn.

TRANSACTIONS INVOLVING U.S. TRUCKING-NEVADA AND ITS SUBSIDIARIES

     On the formation of U.S. Trucking-Nevada in March 1997, the corporation issued 1875 shares of its common stock to U.S. Transportation Systems, Inc. ("USTS") in exchange for the assets and liabilities described below:

     1. Certain assets (primarily tractors and trailers) and liabilities (related to Jay and Jay Transportation, Inc.) were contributed to the corporation by USTS. The net value of this contribution for accounting purposes was $2,394,860.

     2. Certain assets and liabilities(related to Translynx Express, Inc.) were contributed to the corporation by USTS. The net value of these assets and liabilities for accounting purposes was $100,546.

     The corporation also purchased 100% of the common stock of Gulf Northern from Logistic Management LLC for $225,000 in cash and 625 shares of the common stock of U.S. Trucking-Nevada and assumed all of the outstanding debt.

     The corporation also purchased 100% of the common stock of Mencor from its stockholders (Roxanne Pixler, Mike Menor and Dan Pixler) for $70,000 in cash and 37,500 shares of USTS common stock.

     On December 23, 1996, Gulf-Northern sold its Wisconsin Rapids facility, which included land, a building and improvements, to its majority stockholders for $346,141. The stockholders leased the property back to the Company for five years commencing January 1, 1997 for $7,350 per month. The majority stockholders were Danny L. Pixler and The W. Anthony Huff Irrevocable Trust.

     In March 1998, the Company leased three 1995 Volvo tractors from Danny L. Pixler under a one year lease agreement that specifies monthly payments of $4,047 and provides for annual renewals. Under the lease agreement, the Company is required to pay for all expenses associated with the tractors including maintenance, insurance, permits, licenses and other operating expenses.

     In September 1998, the Company leased six 1994 Kenworth tractors from a company owned by Danny Pixler and Anthony Huff pursuant to a one year lease agreement which provides for monthly payments of $7,380 and annual renewals. Under the lease agreement, the Company is required to pay for all expenses associated with the tractors including maintenance, insurance, permits, licenses and other operating expenses.

     In December 1998, Danny Pixler purchased the office and repair shop in Savannah, New York, which the Company had previously been leasing. He purchased the property for approximately $158,000, and he is leasing it to the Company for approximately $2,024 per month which is equivalent to the amount of his mortgage payment, taxes and insurance on the property.

     During January 1999, three of the Company's shareholders entered into a Stock Exchange Agreement with the Company whereby they agreed to exchange a total of 9,990,000 shares of the Company's common stock for 999,000 shares of the Company's Series A Preferred Stock. Each share of Series A Preferred Stock will have ten votes and the shares will be voted together with the common stock as a single class. (See "Description of Securities") Pursuant to the Stock Exchange Agreement, each share of Series A Preferred Stock will be exchangeable back into ten shares of common stock as follows: one-fifth of the shares upon the Company reporting revenues of $31 million or more for any fiscal year or shorter period in a report on Form 10-KSB, 10-K, 10-QSB, or 10-Q as filed with the Securities and Exchange Commission; an additional one-fifth if revenues are at or above $41 million; an additional one-fifth if revenues are at or above $51 million; an additional one-fifth if revenues are at or above $61 million; and the balance if revenues are at or above $71 million. The shareholders who exchanged shares are Logistics Management, LLC
- 9,000,000 shares; Joff Pollon - 250,000 shares; and Waterways Group - 740,000 shares. The Board of Directors of the Company believes that the above transactions involving U.S. Trucking-Nevada and its subsidiaries have been on terms no less favorable to the Company than those that could have been obtained from unaffiliated parties.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------

  3.1*      Articles of Incorporation

  3.2*      Bylaws

  3.3** Articles of Amendment to Articles of Incorporation effective September 8, 1998

  3.4** Articles of Amendment to Articles of Incorporation dated January 20, 1999

 10.1***    1998 Stock Option Plan

 10.2****   Share Exchange Agreement with U.S. Trucking, Inc.

 10.3**     Employment Agreement with Danny L. Pixler

 10.4**     Employment Agreement with Anthony Huff

 10.5**     Employment Agreement with John Ragland

 10.6** Lease Agreement dated January 1, 1997, between Gulf Northern Transport, Inc., Dan L. Pixler, and Sebrite Insurance Services, Inc.

 10.7** Lease Agreement dated March 5, 1998, between Gulf Northern Transport, Inc. and Dan Pixler for three tractors

 10.8** Lease Agreement dated September 23, 1998, between Gulf Northern Transport, Inc. and Thomas Financial Services

 10.9** Stock Exchange Agreements between U.S. Trucking and three shareholders dated January 29, 1999.

 10.10** Loan and Security Agreement dated as of December 22, 1998 between General Electric Capital Corporation and U.S. Trucking, Inc., et al.

 10.11 Purchase and Sale Agreement by and among Mid-Cal Express, Inc., Prime Companies, Inc. and U.S. Trucking, Inc. (Incorporated herein by reference to the Company's Form 8-K dated April 14,
            1999)

 21**       Subsidiaries of the Registrant

 23.2 Consent of Bianculli, Pascale & Co P.C. (filed herewith electronically)

 27         Financial Data Schedule (filed herewith electronically)
________________

* Incorporated by reference to the Company's Registration Statement on Form S-18 (SEC File No. 33-9640-LA)

** Incorporated by reference to the Company's Registration Statement on Form SB-2 (SEC File No.333-71875)

*** Incorporated herein by reference to the Company's Registration Statement on Form S-8(SEC File No. 333-70353)

****Incorporated herein by reference to the Company's Form 8-K dated
    September 8, 1998

     (b) REPORTS ON FORM 8-K. A Report on Form 8-K/A was filed on November 3, 1998 providing financial statements for U.S. Trucking, Inc. and its subsidiaries, which entities were acquired by the registrant as reported on Form 8-K filed September 23, 1998.

                  U.S. TRUCKING, INC. AND SUBSIDIARIES

                     INDEX TO FINANCIAL STATEMENTS

                      DECEMBER 31, 1998 AND 1997

                                                            Page

Report of Independent Certified Public Accountants
    - U.S. Trucking, Inc. and Subsidiaries                  F-1

Consolidated Balance Sheets of U.S. Trucking, Inc. and
 Subsidiaries as of December 31, 1998 and 1997
    - Assets                                                F-2
    - Liabilities and Stockholders' Equity                  F-3

Consolidated Statements of Operations and Accumulated
 Deficit of U.S. Trucking, Inc. and Subsidiaries for
 the year ended December 31, 1998 and for the period
 from inception (January 30, 1997) to December 31, 1997     F-4

Consolidated Statement of Stockholders' Equity of U.S.
 Trucking, Inc. and Subsidiaries
    - For the year ended December 31, 1998                  F-5
    - For the period from inception (January 30,
       1997) to December 31, 1997                           F-6

Consolidated Statements of Cash Flows of U.S. Trucking,
 Inc. and Subsidiaries for the year ended
 December 31, 1998 and and for the period from
 inception (January 30, 1997) to December 31, 1997          F-7 - F-9

Notes to the Consolidated Financial Statements              F-10 - F-33

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Stockholders
U.S. Trucking, Inc.
and Subsidiaries


We have audited the accompanying consolidated balance sheets of U.S. Trucking, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations and accumulated deficit and cash flows for year ended December 31, 1998 and the period from inception (January 30, 1997) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated balance sheets referred to above, present fairly, in all material respects, the consolidated financial position of U.S. Trucking, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the year ended December 31, 1998 and the period from inception (January 30, 1997) to December 31, 1997 in conformity with generally accepted accounting principles.



/s/ Bianculli Pascale & Co. P.C.

Garden City, New York
February 25, 1999

                  U.S. TRUCKING, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 1998 AND 1997


                                           1998          1997
                                       -----------    -----------
      A S S E T S

CURRENT ASSETS
 Cash in banks                         $    22,976    $    60,099
 Restricted cash-reserves on deposit
  with factor                                    -        184,210
 Accounts receivable-net of allowance
  for doubtful accounts of $200,000
  in 1998 and $88,000 in 1997            3,447,570      2,321,180
 Accounts receivable - other               141,673         60,000
 Parts and supply inventory                257,030        152,262
 Prepaid expenses and other                162,036         57,097
                                       -----------    -----------

     Total Current Assets                4,031,285      2,834,848
                                       -----------    -----------
TRANSPORTATION AND OTHER EQUIPMENT -
 at cost, less accumulated depreciation
 and amortization of $736,221 in 1998
 and $1,334,899 in 1997                  9,718,805      6,818,517
                                       -----------    -----------

OTHER ASSETS
 Restricted cash-owner operators             2,320          2,894
 Restricted cash-cash held as
  collateral against letters of credit      10,000         10,000
 Due from related party                    100,000              -
 Due from captive insurer                  355,321              -
 Security deposits                          12,575         12,653
 Intangible assets - net of accumulated
  amortization of $273,243 in 1998
  and $120,552 in 1997                   2,082,055        681,853

       Total other assets                2,562,271        707,400
                                       -----------    -----------

       TOTAL ASSETS                    $16,312,361    $10,360,765
                                       ===========    ===========










THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                   U.S. TRUCKING, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1998 AND 1997


  LIABILITIES AND STOCKHOLDERS' EQUITY
                                           1998          1997
                                       -----------    -----------

CURRENT LIABILITIES
 Accounts payable-trade                $ 1,443,415    $   756,675
 Revolving loan payable                  1,795,888      1,355,291
 Accrued expenses and other                669,957        665,592
 Current portion - long term debt        2,034,756      1,187,753
 Current portion of obligations
   under capital leases                          -        479,093
                                       -----------    -----------
    Total Current Liabilities            5,944,016      4,444,404
                                       -----------    -----------
OTHER LIABILITIES
 Owner operator escrow                      55,874         17,100
 Long term notes payable - net
  of current portion                     5,224,092      2,887,809
 Obligations under capital leases
  net of current portion                         -        228,284
                                       -----------    -----------
     Total Other Liabilities             5,279,966      3,133,193
                                       -----------    -----------

     TOTAL LIABILITIES                  11,223,982      7,577,597
                                       -----------    -----------
 COMMITMENTS AND
 CONTINGENCIES (Notes 2, 6, 9 10 and 17)

STOCKHOLDERS' EQUITY
 Preferred Stock (no par value-
  10,000,000 shares authorized,
  none issued or outstanding)                    -              -
 Common Stock (no par value-
  75,000,000 shares authorized,
  16,074,591 and 13,000,000 shares
  issued and outstanding in 1998
  and 1997, respectively)                2,796,000          1,000
 Additional paid in capital              3,821,812      4,313,368
 Accumulated deficit                    (1,409,433)    (1,531,200)
 Subscriptions Receivable               (  120,000)             -
                                       -----------    -----------
     Total Stockholders' Equity          5,088,379      2,783,168
                                       -----------    -----------

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY             $16,312,361    $10,360,765
                                       ===========    ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                    U.S. TRUCKING, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
         FOR THE YEAR ENDED DECEMBER 31, 1998 AND FOR THE PERIOD FROM
              INCEPTION (JANUARY 30, 1997) TO DECEMBER 31, 1997

                                          1998            1997
                                       -----------    -----------

Operating revenues                     $21,815,844    $17,469,281
Operating expenses                      18,486,974     16,434,514
                                       -----------    -----------
Income from operations                   3,328,870      1,034,767
Administrative expenses                  2,924,746      1,999,692
                                       -----------    -----------
Income (loss) from operations              404,124    (   964,925)
                                       -----------    -----------
Other income and expenses
 Interest income                             1,648          1,332
 Interest expense                       (  731,628)   (   656,826)
 Other income                              447,623        101,762
 Net (loss) on disposition of assets             -    (    12,543)
                                       -----------    -----------
     Total other income
     and (expenses)                     (  282,357)    (  566,275)
                                       -----------    -----------
     Net income (loss) before taxes        121,767     (1,531,200)

Provision for income taxes                  47,600              -

Benefit of net operating
 loss carryforward                      (   47,600)             -
                                       -----------    -----------
     Net income (loss)                     121,767     (1,531,200)

Accumulated deficit - beginning         (1,531,200)             -
                                       -----------    -----------
Accumulated deficit - ending           $(1,409,433)   $(1,531,200)
                                       ===========    ===========

Net income (loss) per common share     $       .01    $(      .12)
                                       ===========    ===========
Weighted average
 number of common shares                13,818,272     13,000,000
                                       ===========    ===========











THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                   U.S. TRUCKING, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE YEAR ENDED DECEMBER 31, 1998

                                   Common Stock       Additional
                                   No Par Value        Paid in    Accumulated  Subscriptions
                                Shares      Amount     Capital      Deficit     Receivable      Total
                              ----------  ----------  ----------  -----------  ------------- ----------
Opening balance - January 1,
 1998                              2,500  $    1,000  $4,313,368  (1,531,200)                $2,783,168

Stock dividend declared -
 5,199 common shares issued
 for each share outstanding   12,997,500                                                  -

Issuance of Common Stock to
 Transportation Services,
 Inc.                            133,333      20,000     (20,000)                         -

Issuance of Common Stock
 to Joff Pollon under the
 consulting agreement -
 Note 19                       1,000,000     180,000    (180,000)                         -

Subscription of Common
 Stock to Joff Pollon -
 Note 19                         160,000     120,000                               (120,000)

Issuance of Common Stock
 and costs incurred
 to acquire Northern
 Dancer Corp. in accor-
 dance with the share
 exchange agreement -
 Note 1                          614,590           -    (291,556)                              (291,556)

Proceeds from sale of
 Common Stock                    766,668     575,000                                            575,000

Issuance of Common Stock
 - Mid-Cal Acquisition -
 Note 3                          400,000   1,900,000                                          1,900,000

Net Income for the year
 ended December 31, 1998                                              121,767                   121,767
                              ----------  ----------  ----------  -----------    ----------  ----------
Closing balance - December
 31, 1998                     16,074,591  $2,796,000  $3,821,812  $(1,409,433)     (120,000) $5,088,379
                              ==========  ==========  ==========  ===========    ==========  ==========







THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                   U.S. TRUCKING, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE PERIOD FROM INCEPTION (JANUARY 30, 1997) TO
                             DECEMBER 31, 1997


                                  Common Stock       Additional
                                  No Par Value        Paid in    Accumulated
                               Shares      Amount     Capital      Deficit      Total
                             ----------  ----------  ----------  -----------  -----------
Sale of 2,500 Shares of
 Common Stock - No Par
 Value                         2,500       $1,000                             $     1,000

Acquisition of 100%
 Common Stock of Gulf
 Northern Transport, Inc.                            $  225,000                   225,000

Acquisition of 100% Common
 Stock of Mencor, Inc.                                  145,000                   145,000

Capitalization of assets
 of Jay and Jay Transportation,
 Inc. by U.S. Transportation
 Systems, Inc.                                        2,394,860                 2,394,860

Capitalization of assets of
 Translynx, Inc. by U.S.
 Transportation Systems, Inc.                           100,546                   100,546

Payment of expenses by
 shareholder                                             46,895                    46,895

Capitalization of advances
 from U.S. Transportation
 Systems, Inc.                                        1,401,067                 1,401,067

Net Loss for the Period                                           (1,531,200)  (1,531,200)
                               -----       ------    ----------  -----------   ----------
     Total                     2,500       $1,000    $4,313,368  $(1,531,200)  $2,783,168
                               =====       ======    ==========  ===========   ==========


                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEAR END DECEMBER 31, 1998 AND FOR THE PERIOD FROM
                INCEPTION (JANUARY 30, 1997) TO DECEMBER 31, 1997

                                           1998          1997
                                       -----------    -----------

CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (Loss)                      $   121,767    $(1,531,200)

ADJUSTMENTS TO RECONCILE NET
INCOME (LOSS) TO NET CASH
USED IN OPERATING ACTIVITIES

Depreciation & amortization              1,616,852      1,455,451
Provision for doubtful accounts            112,000         36,166
Loss on disposal of property
and equipment                                              12,543
(Increase) Decrease-Assets
 Restricted cash                           184,784       (197,104)
 Accounts receivable                    (1,320,063)    (2,361,180)
 Parts and supply inventory             (   22,768)    (  152,262)
 Prepaid expenses and
  other assets                          (  652,097)    (   57,097)
 Due from captive insurer               (  355,321)             -
Increase (Decrease)-Liabilities
 Accounts payable - trade                  686,740        756,675
 Accrued expenses and
  other current liabilities                 43,138      2,020,883
                                       -----------    -----------
     Total Adjustments                     293,265      1,514,075
                                       -----------    -----------

Net cash provided (used) by
 operating activities                      415,032     (   17,125)
                                       -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of transportation and
 other equipment                          (290,177)    (   59,804)
Security deposits                               78              -
Net costs incurred in reverse
 merger                                   (291,556)             -
Proceeds from sale of common stock
 and additional paid in capital            575,000      1,304,755
                                       -----------    -----------
Net cash provided by (used in)
 investing activities                  $(    6,655)   $ 1,244,951
                                       -----------    -----------

Sub Total                              $   408,377    $ 1,227,826
                                       -----------    -----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
          FOR THE YEAR ENDED DECEMBER 31, 1998 AND FOR THE PERIOD FROM
                 INCEPTION (JANUARY 30, 1997) TO DECEMBER 31, 1997

                                           1998          1997
                                       -----------    -----------

Balance Forward                        $   408,377    $ 1,227,826

CASH FLOWS FROM
FINANCING ACTIVITIES

Proceeds from long-term
 debt financing                          4,296,705              -
Book value of debt restructured         (3,838,415)             -
Principal payments on long-term debt    (  660,744)    (  877,926)
Principal payment of short-term note             -     (   12,500)
Principal payments on
 capital lease obligations              (  243,046)    (  277,301)
                                       -----------    -----------
Net cash (used) in
 financing activities                   (  445,500)    (1,167,727)
                                       -----------    -----------

NET INCREASE (DECREASE)
 IN CASH                                (   37,123)        60,099

CASH AT BEGINNING OF YEAR                   60,099              -
                                       -----------    -----------

CASH AT END OF YEAR                    $    22,976    $    60,099
                                       ===========    ===========

Supplemental Disclosure of
 Cash flow information:

Cash Paid during the year
  Interest expense                     $   861,076    $   571,924
                                       ===========    ===========
  Income taxes                         $     -0-      $     -0-
                                       ===========    ===========













THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                   U.S. TRUCKING, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
          FOR THE YEAR ENDED DECEMBER 31, 1998 AND FOR THE PERIOD
          FROM INCEPTION (JANUARY 30, 1997) TO DECEMBER 31, 1997


Non Cash Investing and Financing Activities

In December, 1998, the company acquired assets and liabilities of Mid-Cal
Express:

          Fair value of assets acquired         $ 4,918,741
          Goodwill recognized                     1,078,600
          Liabilities assumed                     4,097,341
          Value of common stock issued            1,900,000

In December, 1998, the company traded in some of its older transportation vehicles for new ones as part of an overall restructuring of its rolling stock and corresponding debt. The book value of the equipment traded in was $914,651 and its trade-in value was $637,000, which amount was offset against the cost of the new equipment.

          Book value of equipment traded-in      $  914,651
          Trade-in value                          ( 637,000)
          Deferred loss on sale/leaseback           277,651

In September 1998 Joff Pollon subscribed to 160,000 shares of common stock. The company recorded the transaction as a credit to common stock with a corresponding subscription receivable, which is being reflected as a reduction of stockholders' equity.

As of September 8, 1998 U.S. Trucking issued 614,590 shares of common stock in connection with a reverse acquisition of Northern Dancer Corp.

During 1998, legal counsel determined that certain non-interest bearing promissory notes arising from the acquisition of Gulf Northern totaling $104,000 was not the responsibility of the company. Accordingly the current balances of the notes were reclassified as a reduction of the goodwill originally recorded.

On January 30, 1997, U.S. Trucking acquired transportation and other equipment totaling $8,153,416 as part of the acquisition of Gulf Northern Transport, Inc. and Mencor, Inc. and the assets of Jay & Jay Transportation, Inc. In the acquisition of this equipment incurred long term debt totaling $3,561,025.











THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                     U.S. TRUCKING, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         For the Year Ended December 31, 1998 and for the Period from
              Inception (January 30, 1997) to December 31, 1997

NOTE 1 - General and Summary of Significant Accounting Policies

(A) - Nature of Business

On September 8, 1998, U.S. Trucking, Inc., a Nevada corporation ("U.S. Trucking-Nevada"), was acquired by Northern Dancer Corporation ("Northern Dancer"), a nonoperating public shell corporation, through exchange of approximately 96% of the issued and outstanding shares of Northern Dancer's common stock for 100% of the outstanding shares of U.S. Trucking-Nevada's common stock. Northern Dancer's legal name was changed to U.S. Trucking, Inc. ("U.S. Trucking" or the "Company"). The acquisition is considered to be a capital transaction, in substance equivalent to the issuance of stock by U.S. Trucking-Nevada for the net monetary assets of Northern Dancer, accompanied by a recapitalization of U.S. Trucking-Nevada. Common stock and additional paid-in capital at January 30, 1997, have been restated to reflect the recapitalization for all periods presented.

The Company operates through two wholly-owned operating subsidiaries that were acquired by U.S. Trucking-Nevada on January 30, 1997:

     Gulf Northern Transport, Inc., (Gulf Northern) a
     Wisconsin corporation, operates as an interstate and intrastate motor carrier.

     Mencor, Inc. operates as a licensed broker for interstate motor carriers. A broker serves the trucking industry by providing return hauls for truckers who have completed their initial delivery.

U.S. Trucking-Nevada was formed by U.S. Transportation Systems, Inc. (USTS) as a wholly owned subsidiary. As part of the transaction to acquire Gulf Northern, 25% of U.S. Trucking-Nevada's common stock was transferred to Gulf Northern's parent (Logistics Management, LLC). The remaining 75% was conveyed to Logistics Management, LLC during 1998.

The Company's corporate headquarters are located in Charleston, South Carolina with terminals and drop stations located in various states.

Services are provided to customers located primarily in the central United States but include locations in virtually all 48 contiguous states.

                     U.S. TRUCKING, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          For the Year Ended December 31, 1998 and for the Period from
               Inception (January 30, 1997) to December 31, 1997

(B) - Basis of Presentation

The accompanying consolidated balance sheets and related statements of operations and accumulated deficit and cash flows includes the accounts of U.S. Trucking, Inc. and its wholly owned subsidiaries, Gulf Northern Transport, Inc. and Mencor, Inc. as of December 31, 1998 and 1997. Significant intercompany transactions or balances as of and for the periods ended December 31, 1998 and 1997 have been eliminated.

(C) - Net Income per Common Share

Basic net income per share is computed on the basis of the weighted average number of common shares outstanding during each period. Subscription shares are only included in diluted earnings per share.

(D) - Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents for financial statement purposes.

(E) - Parts and Supply Inventory

Inventory consists principally of parts and supplies used in maintaining its motor carrier fleet, skids used in transporting goods, and small tools and are stated at the lower-of-cost or market, determined on a first-in, first-out basis.

(F) - Transportation and Other Equipment

Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Accelerated methods of depreciation are followed for tax purposes and the straight-line method is used for financial reporting purposes.

Transportation equipment, furniture and fixtures, and other equipment are generally depreciated over periods ranging from two to seven years.

                    U.S. TRUCKING, INC. AND SUBSIDIARIES

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       For the Year Ended December 31, 1998 and for the Period from
            Inception (January 30, 1997) to December 31, 1997

(G) - Goodwill

Goodwill is amortized on a straight line basis over periods ranging from six to fifteen years.

(H) - Income Taxes

Taxes are provided on all revenue and expense items included in the Consolidated Statements of Operations, regardless of the period in which such items are recognized for income tax purposes, except for items representing a permanent difference between pretax accounting income and taxable income.

(I) - Revenue Recognition

U.S. Trucking recognizes revenue at the time freight is delivered to recipients. Liability insurance revenue is recognized on a written premium basis.

(J) - Organization Costs

Subsidiary companies, Gulf Northern and Mencor incurred organization costs that are being amortized on a straight-line basis over five years.

(K) - Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    U.S. TRUCKING, INC. AND SUBSIDIARIES

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       For the Year Ended December 31, 1998 and for the Period from
            Inception (January 30, 1997) to December 31, 1997

NOTE 2 -  Earnings (loss) Per Common Share

Basic earnings (loss) per common share was calculated using the weighted average number of shares outstanding for the periods presented, after giving effect to the 5,199 to 1 stock dividend declared in June, 1998. The number of shares outstanding for 1997 was restated to give effect to the stock dividend. The shares of stock subscribed by Joff Pollon were excluded from the basic earnings per share calculation, however were treated similar to warrants in the diluted earnings per share. The resulting weighted average number of common shares outstanding was 13,818,272 in 1998 and 13,000,000 in 1997. Subscribed stock, after application of the treasury stock method, resulted in 114,198 incremental shares. The overall effect on basic earnings per share assuming the issuance of the incremental shares was insignificant.

NOTE 3 - Acquisition of Subsidiaries and other Assets and Liabilities

Gulf Northern Transport, Inc. - U.S. Trucking-Nevada purchased 100% of the common stock of Gulf Northern Transport, Inc. from its stockholder (Logistics Management, LLC) for cash of $225,000 and 25% of the Company's common stock (625 shares). The acquisition was funded by an advance by US Trucking-Nevada's parent, U.S. Transportation Systems, Inc. which was subsequently capitalized and included in additional paid in capital. The transaction was valued at $790,999 and goodwill in the amount of $565,999 was recognized in the transaction. The goodwill is being amortized over six years.

Mencor, Inc. - U.S. Trucking-Nevada purchased 100% of the common stock of Mencor, Inc. from its stockholders for cash of $70,000 and 37,500 shares of the common stock of U.S. Transportation Systems, Inc. which was valued at $2.00 per share. The acquisition was funded by a cash and stock contribution to the Company by USTS. The transaction was valued at $145,000. Goodwill in the amount of $96,953 was recognized in the transaction and is being amortized over six years.

The amortization expense is included in administrative expenses.

                    U.S. TRUCKING, INC. AND SUBSIDIARIES

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       For the Year Ended December 31, 1998 and for the Period from
            Inception (January 30, 1997) to December 31, 1997

NOTE 3 - Acquisition of Subsidiaries and other Assets and Liabilities
        (continued)

Jay and Jay Transportation, Inc. - On January 30, 1997 U.S. Trucking-Nevada acquired certain assets (primarily tractors and trailers) and liabilities from USTS which were valued at $2,394,860. The transaction was accomplished by way of a permanent capital contribution by USTS and the net value contributed was included in additional paid in capital. Jay and Jay's dispatch office and yard is located in Savannah, New York. Office operations including accounting and management were moved to Charleston, South Carolina. The transaction was recorded as an asset purchase and no goodwill was recognized.

Translynx Express, Inc. - On January 30, 1997 U.S. Trucking-Nevada acquired certain assets and liabilities from USTS that were valued at $100,546. The transaction was accomplished by way of a permanent capital contribution by USTS and the net value contributed is included in Additional paid in capital. Translynx's operating office is located in Orlando, Florida. Office operations including accounting and management were moved to Charleston, South Carolina. The transaction was recorded as an asset purchase and no goodwill was recognized.

Mid-Cal Express, Inc. - Effective December 30, 1998, U.S. Trucking acquired certain assets and liabilities of Mid-Cal Express, Inc., a California based transportation company. The purchase price was $1,957,500, which was paid by the issuance of 400,000 shares of common stock of the company valued at $4.75 per share and the payment of certain expenses to affect the acquisition. The purchase price was allocated to the assets and liabilities acquired at their fair market values and $1,078,600 of goodwill was recognized. The goodwill is being amortized over fifteen years on a straight line basis. No goodwill was expensed in 1998.

As part of the acquisition agreement, U.S. Trucking assumed the debt on various notes totaling $4,039,740 encumbering the above described equipment. The interest rates on these notes varied from 8.36% to 11.9% with maturities through June, 2003.

                    U.S. TRUCKING, INC. AND SUBSIDIARIES

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       For the Year Ended December 31, 1998 and for the Period from
            Inception (January 30, 1997) to December 31, 1997

NOTE 3 - Acquisition of Subsidiaries and other Assets and Liabilities
         (continued)

An allocation of the purchase price for each of the transactions follow:

                  Gulf
                Northern               Jay and Jay     Translynx    Total
                Transport    Mencor   Transportation    Express      all
                   Inc.       Inc.         Inc.          Inc.      Companies
               ----------   --------  --------------   --------   -----------
Assets
Cash and
 restricted
  cash         $  138,449   $ 40,497    $        -     $      -   $   178,946
Accounts
 Receivable     1,047,761    189,605       351,301      194,920     1,783,587
Inventory         139,472          -        24,500            -       163,972
Transportation
 Equipment      4,099,535      7,300     3,994,588            -     8,101,423
Goodwill          565,999     96,953             -            -       662,952
Other assets      174,573     30,898         2,000            -       207,471
               ----------   --------    ----------     --------   -----------
Total          $6,165,789   $365,253    $4,372,389     $194,920   $11,098,351
               ==========   ========    ==========     ========   ===========

Liabilities
 Assumed and Equity

Liabilities
 assumed       $5,940,789   $220,253    $1,977,529     $ 94,374   $ 8,232,945
Additional
 paid in
 capital          225,000    145,000     2,394,860      100,546     2,865,406
               ----------   --------    ----------     --------   -----------
Total          $6,165,789   $365,253    $4,372,389     $194,920   $11,098,351
               ==========   ========    ==========     ========   ===========

Fair value was the basis of valuing the net assets acquired. Fair value was determined by independent appraisals by third parties for transportation equipment.

                    U.S. TRUCKING, INC. AND SUBSIDIARIES

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       For the Year Ended December 31, 1998 and for the Period from
            Inception (January 30, 1997) to December 31, 1997

NOTE 3 - Aquisition of Subsidiaries and other Assets and Liabilities
         (continued)

                              Combined Company
              Pro Forma Combined Condensed Statement of Income
                    For the year ended December 31, 1998
                                (Unaudited)

                      Historical      Historical     Pro forma    Pro forma
                    U.S. Trucking  Mid-Cal Express  Adjustments   Combined
                    -------------  ---------------  -----------  -----------
Operating revenues   $21,815,844     $17,883,034    $(8,883,034) $30,815,844
Operating expenses    18,486,974      16,273,560     10,175,985   24,584,549
                     -----------     -----------    -----------  -----------
Income from
 operations            3,328,870       1,609,474      1,292,951    6,231,295
Administrative
 expenses              2,924,746       3,926,842      1,006,417    5,845,171
                     -----------     -----------    -----------  -----------
Income (loss) from
 operations              404,124      (2,317,368)     2,299,368      386,124
                     -----------     -----------    -----------  -----------
Other income
 and expenses
 Interest income           1,648           2,071            929        4,648
 Interest expense       (731,628)       (703,785)       203,785   (1,231,628)
 Other income            447,623         118,100         24,300      590,023
 Net (loss) on
  disposition of
   assets                      -         (19,528)                    (19,528)
                     -----------     -----------    -----------  -----------
Total other income
 and (expenses)         (282,357)       (603,142)       229,014     (656,485)
                     -----------     -----------    -----------  -----------
Net income
 (loss) before taxes     121,767      (2,920,510)     2,528,382     (270,361)

Provision for
 income taxes             47,600          (6,795)             -       40,805
Benefit of net
 operating loss
 carryforward            (47,600)              -          6,795      (40,805)
                     -----------     -----------    -----------  -----------
Net income (loss)    $   121,767     $(2,927,305)   $ 2,535,177  $   270,361
                     ===========     ===========    ===========  ===========
Net income (loss)
 per common share    $       .01                                 $      (.02)
                     ===========                                 ===========
Weighted average
 number of common
 shares               13,818,272                                  14,254,778
                     ===========                                 ===========

                    U.S. TRUCKING, INC. AND SUBSIDIARIES

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       For the Year Ended December 31, 1998 and for the Period from
            Inception (January 30, 1997) to December 31, 1997

NOTE 4 - Income Taxes

U.S. Trucking accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards 109, Accounting for Income Taxes. No current or deferred income taxes were provided for the period ended December 31, 1997. At December 31, 1998, the income tax provision was composed of the following components:

         Current -  Federal        $( 87,400)
                    State           ( 14,000)
                                   ---------
                    Total Current   (101,400)

         Deferred - Federal          127,300
                    State             21,700
                                   ---------
                    Total Deferred   149,000

                    Total          $  47,600
                                   =========

The income tax provision reconciled to the tax computed at the statutory Federal rate is as follows:

       Tax at Statutory Rate         $ 41,400    34.0%
       Benefit of graduated Rates     (10,500)  ( 8.7)
       State income tax net of
        federal tax benefit             5,100     4.2
       Non deductible expenses
        and other                      11,600     9.6
                                     --------    ----
            Total                    $ 47,600    39.1%
                                     ========    ====

Differing methods of reporting income for tax purposes as compared to financial reporting purposes resulted in a net deferred income tax provision of approximately $149,000 for the year ended December 31, 1998.

                    U.S. TRUCKING, INC. AND SUBSIDIARIES

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       For the Year Ended December 31, 1998 and for the Period from
            Inception (January 30, 1997) to December 31, 1997

NOTE 4 - Income Taxes (continued)

Deferred tax assets and liabilities consist of the following as of December
31:
                                              1998          1997
                                           ----------    ----------
  Deferred tax assets-
     Allowance for doubtful accounts       $  200,000    $   88,000
     Amortization of Goodwill                 139,300        63,000
     Net operating loss carryovers          1,997,200     2,327,000
                                           ----------    ----------
                                            2,336,500     2,478,000
     Valuation allowance                    1,562,000     1,723,000
                                           ----------    ----------
                                           $  774,500    $  755,000
                                           ==========    ==========

  Deferred tax liabilities-
     Depreciation of transportation
      and other and equipment              $  774,500    $  755,000
                                           ----------    ----------
                                           $  774,500    $  755,000
                                           ==========    ==========

The valuation allowance provided in each of the years is based on management's valuation of the likelihood of realization.

As required by SFAS 109, deferred taxes are provided based upon the tax rate at which the items of income and expense are expected to be settled in the Company's tax return.

U.S. Trucking has net operating losses through December 31, 1998 of $1,997,200. These losses will be available to offset future income for financial reporting purposes expiring in 2012.

                    U.S. TRUCKING, INC. AND SUBSIDIARIES

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       For the Year Ended December 31, 1998 and for the Period from
            Inception (January 30, 1997) to December 31, 1997

NOTE 5 - Long-term Notes Payable
                                                1998          1997
                                            ----------     -----------
Consolidation loan described in Note 6      $3,219,108     $         -

Equipment loans secured by tractors and
trailers payable at $59,848 per month
including interest at rates ranging from
9-1/2% to 10-1/2% per annum with the final
installment due April, 2001                          -       2,000,396

Equipment loans related to the Mid-Cal
Express acquisition described in Note 2      4,039,740               -

Term loan in settlement with United
Acquisition II Corp. described in Note 13            -          54,656

Acquisition loan described in Note 5                 -       1,884,904

Seller notes described in Note 5                     -         135,606
                                            ----------      ----------

             Total                           7,258,848       4,075,562

             Less: current maturities        2,034,756       1,187,753
                                            ----------      ----------
             Long-term portion              $5,224,092      $2,887,809
                                            ==========      ==========

The carrying value of the Company's borrowings approximate their fair values.

Aggregate annual scheduled maturities of long-term debt at December 31, 1998 are as follows:

                     1999          $2,034,756
                     2000           2,579,894
                     2001           2,100,707
                     2002             362,968
                     2003             180,523
                                   ----------
                          Total    $7,258,848
                                   ==========

                    U.S. TRUCKING, INC. AND SUBSIDIARIES

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       For the Year Ended December 31, 1998 and for the Period from
            Inception (January 30, 1997) to December 31, 1997

NOTE 6 -  Acquisition Loan and Sellers' Notes

On December 22, 1998, U.S. Trucking entered into an agreement with GECC whereby the acquisition debt, obligations under capital leases, and the equipment loans were consolidated into a $5,000,000 three year revolving credit line. The line bears interest at the rate of 4.5% over GECC's commercial paper rate which was 5.1% at December 31, 1998. The average rate through December 31, 1998 was 9.6%. Amounts borrowed under the agreement are collateralized by a security interest in all of the company's present and future tangible and intangible assets. There is also a letter of credit sub-facility of $250,000 which was unused at December 31, 1998.

On March 28, 1995, Gulf Northern was acquired by Mid America Transporters Group, Inc. The purchase was financed by a loan in the amount of $3,000,000 from ITT Credit Corp. The proceeds of this loan (described as "the acquisition loan") were used to refinance stockholder loans and certain other bank and lease obligations. The loan which was subsequently sold to General Electric Credit Corp., (GECC) and originally was payable in 60 monthly installments of $66,360 at the rate of 11.75% interest per annum with its final maturity on March 31, 2000. On May 25, 1997, the Company renegotiated the loan whereby the monthly payments were reduced to $45,000 with a balloon payment of $396,836 due on September 1, 2001. The interest rate remained at 11.75%. Additional fees of $138,016 were incurred to restructure the loan which were capitalized and are being amortized over the remaining life of the loan.

In addition to the acquisition loan, the agreement called for payments to the three former stockholders (described as sellers' notes) which included promissory notes totaling $260,000 due in 36 monthly installments totaling $8,017 at 7% due on March 1, 1998 secured by letters of credit and non interest bearing obligations (discounted at 7% per annum) totaling $104,000 payable over a one year period commencing April 1, 1998. Legal counsel subsequently determined that U.S. Trucking is not responsible for this debt as the liability remains with Mid America. Accordingly, it has been reclassified as a credit against the goodwill recognized in the acquisition from Mid America.

                    U.S. TRUCKING, INC. AND SUBSIDIARIES

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       For the Year Ended December 31, 1998 and for the Period from
            Inception (January 30, 1997) to December 31, 1997

NOTE 7 - Lease Commitments

U.S. Trucking leased tractors and trailers under various capital lease agreements as of December 31, 1997. The net book value of the assets included in these leases amounted to $919,288. Total minimum lease payments were $772,211 with a present value of $707,377 as of December 31, 1997. During 1998, these underlying assets were refinanced as part of the consolidation loan described in Note 6. Accordingly, there were no capital lease obligations as of December 31, 1998.

NOTE 8 - Transportation and Other Equipment

Transportation and other equipment consists of the following as of December 31, 1998:
                                             1998          1997
                                          ----------    ----------

Office equipment                          $   201,833   $   79,300
Tractors, trailers and
   garage equipment                        10,251,924    8,072,847
Transportation equipment                        1,269        1,269
                                          -----------   ----------
                                           10,455,026    8,153,416

Less: Accumulated depreciation                736,221    1,334,899
                                          -----------   ----------

     Total                                $ 9,718,805   $6,818,517
                                          ===========   ==========

Depreciation expense amounted to $1,464,161 and $1,334,899 for the period ended December 31, 1998 and 1997, respectively. $1,351,900 of depreciation was included in operating expenses and $98,630 of depreciation was included in administrative expenses. The fair market value of fixed assets approximates book value.

                    U.S. TRUCKING, INC. AND SUBSIDIARIES

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       For the Year Ended December 31, 1998 and for the Period from
            Inception (January 30, 1997) to December 31, 1997

NOTE 9 - Related Party Transactions

U.S. Trucking leases ten tractors from three of its officers under net lease agreements that specify monthly payments of $11,976 per month. See Note 11.

Transportation Services Company, Inc., a related entity, provides insurance broker services to U.S. Trucking and earns a commission based upon the amount of business it places for U.S. Trucking. U.S. Trucking also provides consulting services to Transportation Services Company, Inc. pursuant to a consulting agreement entered into on December 29, 1998. During 1998, U.S. Trucking earned $228,000 of consulting income from Transportation Services Company, Inc., which is included in "Other Income" in the accompanying financial statements.

NOTE 10 - Retirement Plan

U.S. Trucking maintains a pension plan for eligible employees, which was established under section 401(k) of the Internal Revenue Code. Under the terms of the plan, the Company at the discretion of its Board of Directors may match employee contributions up to 3% of employee compensation. Employee contributions to the plan amounted to $42,986 and $50,153 for the period ended December 31, 1998 and 1997, respectively. The Company did not match employee contributions during the periods ended December 31, 1998 and 1997.

                    U.S. TRUCKING, INC. AND SUBSIDIARIES

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       For the Year Ended December 31, 1998 and for the Period from
            Inception (January 30, 1997) to December 31, 1997

NOTE 11 - Commitments and Contingencies

Commencing on January 1, 1997, U.S. Trucking agreed to rent its Wisconsin Rapids facility from certain stockholders for $7,350 per month for a period of five years under an operating lease.

Commencing October 15, 1997, U.S. Trucking leased its South Carolina corporate offices for $1,728 per month. The lease was subsequently re-negotiated whereby the Company took additional office space in the same building at a total cost of $2,800 per month until June 30, 2002.

Commencing March, 1998 U.S. Trucking leased ten tractors from three of its officers under net lease agreements that specify monthly payments of $11,976 and extend with renewal options until March, 2003.

During 1998, U.S. Trucking leased tractors and trailers from various lenders under net lease agreements with total monthly payments of $67,709 with various expiration dates through July 31, 2002.

Minimum rental payments under such leases follows for the years ending December 31:
                       1999             $  996,660
                       2000                996,660
                       2001                695,010
                       2002                209,905
                       2003                 15,588
                                        ----------

      Total minimum payments required   $2,913,823
                                        ==========

Rent expense for the period ended December 31, 1998 and 1997 amounted to $194,655 and $142,013 respectively and is included in administrative expenses.

                    U.S. TRUCKING, INC. AND SUBSIDIARIES

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       For the Year Ended December 31, 1998 and for the Period from
            Inception (January 30, 1997) to December 31, 1997

NOTE 12 - Captive Insurance Program

Effective December 31, 1997 U.S. Trucking-Nevada entered into an offshore insurance program agreement with a Bermudan insurance company (insurance company) for the company's auto liability insurance, including rolling stock, on a retrospective rating basis. The company purchased 1 share of non-voting preferred stock of the insurance company for a purchase price of $1,000. The insurance company is allowed to redeem the preferred stock for $1,000 on March 1, 2004. U.S. Trucking-Nevada was issued a "Deductible Reimbursement Insurance Policy" which was reinsured with other insurance carriers "the treaty". The agreement, the policy and the treaty together constitute the company's single insurance "program". Under the terms of this program, the company pays insurance premiums on a written premium underwriting basis.

Commencing on May 31, 2001, and annually thereafter on each succeeding year through May 31, 2004, U.S. Trucking-Nevada will be eligible to receive a dividend from the insurance company based upon a predetermined formula. The formula is intended to dividend to the company the excess of investment income and premiums paid over losses and expenses and fees incurred, less loss and premium reserves. Pursuant to this section of the insurance program agreement, the company recorded in the accompanying financial statements $355,321 of amounts due from captive insurer which is reflected in other income. This amount represents the "program-to date profit" at December 31, 1998, less a valuation reserve.

U.S. Trucking-Nevada has agreed to indemnify and hold harmless the insurance company against the cumulative sum of investment income, underwriting losses, expenses and fees (the program-to-date profit) minus the cumulative amount of dividends paid, being less than zero at any point in time.

A deposit of $100,000 was required at the initiation of the program and was made through a related company who in turn purchased a Certificate of Deposit. The deposit is reflected on the balance sheet under non-current assets-Due from Related Party.

                    U.S. TRUCKING, INC. AND SUBSIDIARIES

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       For the Year Ended December 31, 1998 and for the Period from
            Inception (January 30, 1997) to December 31, 1997


NOTE 12 - Captive Insurance Program (continued)

U.S. Trucking decided in 1998 to develop a new line of business in order to expand upon its current transportation business and take advantage of the underwriting profit potential of the captive insurance program. U.S. Trucking offered their program to selected independent third party trucking companies who purchase insurance coverage and pay a premium to the company through Transportation Underwriters Agency, Inc. U.S. Trucking records the net premiums billed to third parties as liability insurance revenue, which is included in net revenue and its premium costs and expenses to operate the third party program as insurance expense-captive, which is included in operating expenses in the accompanying financial statements. Liability insurance revenues amounted to $810,856 and premiums, cost and expenses incurred, amounted to $555,535.

NOTE 13 - Restricted Cash Accounts Owner Operators and Collateral
          Against Letters of Credit

U.S. Trucking maintains cash accounts for owner-operators who perform services for the Company. These funds are accumulated, with the owner-operators consent, by withholding part of the payments due to them for services performed. The funds are used to pay for repairs of equipment, which they own directly.

Further, U.S. Trucking deposited funds with a financing company to cover over the road fuel and other operating expenses for drivers in support of a letter of credit. As of December 31, 1998, the company had letters of credit outstanding totaling $10,000, which guarantee various operating and insurance activities.

                    U.S. TRUCKING, INC. AND SUBSIDIARIES

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       For the Year Ended December 31, 1998 and for the Period from
            Inception (January 30, 1997) to December 31, 1997

NOTE 14 - Stock Acquisition Agreement-United Acquisition II Corp.

During 1996, the shareholders of Gulf Northern's parent company, Mid America Transporters Group, Inc. entered into an agreement with United Acquisition II Corp. (the acquirer) whereby they would transfer 100% of their common stock in Mid America in exchange for common and preferred stock of the acquirer. In addition, the acquirer agreed to contribute cash and notes at the closing. In January 1997 however, the acquirer conceded that it was not able to complete the transaction as agreed and withdrew from the contract. During the period from the consummation of the contract, the acquirer deposited funds to Gulf Northern in the amount of $145,000. Mid America and Gulf Northern agreed to return a total of $100,000 payable in 36 installments beginning April 1, 1998 on a non-interest bearing basis. Legal counsel subsequently determined that U.S. Trucking is not responsible for this debt as the liability remained with Mid America. Accordingly, it has been reclassified as a credit against the goodwill recognized in the acquisition from Mid America.

NOTE 15 - Concentration of Credit Risk - Cash

U.S. Trucking maintains its cash balances in two financial institutions, one located in Wisconsin Rapids, Wisconsin and the other in Charleston, South Carolina. At times, the balances may exceed federally insured limits of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit. The fair market value of these financial instruments approximates cost.

                    U.S. TRUCKING, INC. AND SUBSIDIARIES

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       For the Year Ended December 31, 1998 and for the Period from
            Inception (January 30, 1997) to December 31, 1997

NOTE 16 - Accounts Receivable Financing/Revolving Loan Agreement

On December 22, 1998, U.S. Trucking entered into a revolving loan agreement with GE Capital Corp. The revolving loan agreement allows borrowings of up to $5,000,000 and has a term of 3 years. Amounts advanced under the loan agreement are based upon 85% of the borrowing base of eligible accounts receivable and 65% of unbilled freight that has been delivered. Interest on amounts borrowed bear interest at the lender's index rate (commercial paper rate) plus 4.5%.

The loan agreement contains several financial covenants including restrictions on incurring or assuming debt other than what was in existence, sales of assets, payments of certain fees, and restrictions on entering into any lending or borrowing arrangements. At December 31, 1998 there was $1,795,888 of revolving debt outstanding. Interest expense recorded on the revolving loan agreement amounted to $4,300. In 1998, the weighted average interest rate was 9.6%.

From April 1995, to December 1998, U.S. Trucking had an agreement with a factor whereby the factor would accept the company's receivables with full recourse. Under the agreement, the factor advanced up to 90% of those receivables submitted by the company. Interest on funds advanced was charged at an average annual effective rate of 14.9% payable monthly.

In addition, U.S. Trucking was required to maintain funds on deposit with its factor as a reserve against uncollectible receivables. The amount of such funds on deposit as of December 31, 1997 amounted to $184,210. The uncollected balance of such receivables held by the factor amounted to $1,737,168 as of December 31, 1997. The fair market value of these balances approximated book value.

                    U.S. TRUCKING, INC. AND SUBSIDIARIES

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       For the Year Ended December 31, 1998 and for the Period from
            Inception (January 30, 1997) to December 31, 1997

NOTE 17 - Economic Dependency

U.S. Trucking's customers consist primarily of high volume shippers that have significant time sensitive and high service level traffic needs. The company provided services to a customer, which accounted for net revenues in excess of 10% of the company's total revenues for the periods ended December 31, 1998 and 1997. One customer accounted for 12.9% and 16.0% of the company's net revenues for these respective periods. Accounts receivable from this customer amounted to $242,925 and $176,449 as of December 31, 1998 and 1997 respectively.

Revenues from the U.S. Trucking's five and ten largest customers accounted for approximately 30.0% and 38.4% respectively of total net revenues for the period ended December 31, 1998. Accounts receivable as of December 31, 1998 from those customers amounted to $693,018 and $912,803 respectively.

Revenues from U.S. Trucking's five and ten largest customers accounted for approximately 38.9% and 46.8% respectively of total net revenues for the period ended December 31, 1997. Accounts Receivable as of December 31, 1997 from those customers amounted to $530,957 and $732,348 respectively.

U.S. Trucking provides services to a number of customers in the meat packing and distribution industry. Revenues from those customers accounted for approximately 6.5% of total revenues for the year ended December 31, 1998 and 10.7% of total revenues for the period ended December 31, 1997. Accounts receivable from those customers amounted to $142,832 and $211,361 as December 31, 1998 and 1997 respectively.

                    U.S. TRUCKING, INC. AND SUBSIDIARIES

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

        For the Year Ended December 31, 1998 and for the Period from
             Inception (January 30, 1997) to December 31, 1997

NOTE 18 - Intangible Assets

Intangible assets consist of the following items as of December 31, 1998:

                         Original     Accumulated    Net Book
                           Cost       Amortization    Value
                         ----------   ------------   ----------

 Goodwill                $1,585,853     $216,365     $1,369,488
 Debt refinancing
   costs                    490,357       55,662        434,695
 Deferred trade-in          277,651                     277,651
 Other intangibles            1,437        1,216            221
                         ----------     --------     ----------

       Total             $2,355,298     $273,243     $2,082,055
                         ==========     ========     ==========

Intangible assets consist of the following items as of December 31, 1997:

                         Original     Accumulated    Net Book
                           Cost       Amortization    Value
                         ----------   ------------   ----------

Goodwill                 $  662,952     $103,766     $  559,186
Debt refinancing
  costs                     138,016       16,237        121,779
Other intangibles             1,437          549            888
                         ----------     --------     ----------
       Total             $  802,405     $120,552     $  681,853
                         ==========     ========     ==========

Amortization expense amounted to $152,691 and $120,552 for the year ended December 31, 1998 and 1997, respectively, and is included in administrative expenses.

                    U.S. TRUCKING, INC. AND SUBSIDIARIES

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

        For the Year Ended December 31, 1998 and for the Period from
             Inception (January 30, 1997) to December 31, 1997

NOTE 19 -  Stock Transactions and Changes in Capital Structure

Effective June 26, 1998, U.S. Trucking-Nevada underwent a change in its capital structure whereby it is authorized to issue 50,000,000 shares of common stock and 1,000 shares of preferred stock. In connection with this change in the capital structure of the company, a stock dividend was declared by the Board of Directors, whereby 5,199 shares of the company's common stock was distributed to the stockholders for each share of common stock held.

On May 26, 1998, U.S. Trucking-Nevada entered into an investment consulting agreement with Joff Pollon & Associates for a period, with extensions, of up to two years. The compensation payable to the consultants under this agreement includes fees, reimbursable expenses and options to purchase up to 1,000,000 post dividend shares of the company's common stock. The common stock was valued at $.01 per share and the consultants are eligible to receive further fees and bonuses as determined by the Board of Directors. Pursuant to this agreement and prior to the reverse merger, 1,000,000 shares of stock were issued and valued at $180,000. Further, Pollon subscribed to purchase an additional 160,000 shares of common stock for $120,000 which was unpaid as of December 31, 1998.

NOTE 20 - Stock Option Plan

During 1998, U.S. Trucking-Nevada implemented a stock option plan that is accounted for under Statement of Financial Accounting Standards, SFAS 123, Accounting for Stock-Based Compensation. Under SFAS 123, the compensation cost of the issuance of stock options is measured at the grant date based on the fair value of the award. Compensation is then is recognized over the service period that is generally the vesting period.

The plan allows U.S. Trucking-Nevada to grant options to employees for up to a total of 2,000,000 shares of common stock. Options outstanding become exercisable at the discretion of the Stock Option Committee which administers the plan and expire 10 years after the grant date. All options granted during 1998 were exercisable at not less than the fair market value of the stock on the date of the grant. Accordingly, no compensation cost has been recognized for the plan.

                    U.S. TRUCKING, INC. AND SUBSIDIARIES

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

        For the Year Ended December 31, 1998 and for the Period from
             Inception (January 30, 1997) to December 31, 1997

NOTE 20 - Stock Option Plan (continued)

The Committee approved the issuance of options to purchase 575,000 shares of the common stock of the Company to various employees for and an exercise price of .30 per share for a total exercise price of $172,600.

NOTE 21 - Industry Segment Information

U.S. Trucking has three major business segments: long-haul trucking, interstate truck brokerage and liability insurance for the long haul trucking industry. During the fourth quarter of 1998, the company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131).

The adoption of SFAS 131 requires the presentation of descriptive information about reportable segments which is consistent with that made available to the management of U.S. Trucking to assess performance. As a result of this change, the company now reports segment performance on an after-tax basis and separately reports information on its truck brokerage operation. In addition, during 1998, the company added the liability insurance business and reports that segment's performance similarly. In determining the net income of each segment of the company, 100% of the interest expense is allocated to long-haul trucking and effective tax rates are determined for each business segment.

                    U.S. TRUCKING, INC. AND SUBSIDIARIES

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

        For the Year Ended December 31, 1998 and for the Period from
             Inception (January 30, 1997) to December 31, 1997

NOTE 21 - Industry Segment Information (continued)

                    Long-haul      Truck       Liability
                    Trucking     Brokerage     Insurance     Intersegment     Total
                   -----------   ----------    ----------    ------------  -----------
1998

Sales              $19,210,994   $1,857,168    $1,749,263    $(1,001,581)  $21,815,844
Operating income     2,834,462      239,087       355,321       (100,000)    3,328,870
Net interest          (729,980)                                               (729,980)
Pretax income
 (loss)                 (3,712)     (38,696)      355,321       (191,146)      121,767
Net income (loss)       (3,712)     (38,696)      355,321       (191,146)      121,767
Assets              15,064,076      224,823     1,023,462                   16,312,361
Depreciation &
 Amortization        1,614,108        2,744             -              -     1,616,852
Additions to long-
 lived assets        5,220,001            -             -              -     5,220,001

1997

Sales              $15,817,598   $1,853,540   $         -    $  (201,857)  $17,469,281
Operating
 Income (loss)        (969,118)       4,193             -              -      (964,925)
Net interest          (655,494)           -             -              -      (655,494)
Pretax income
 (loss)             (1,535,393)       4,193             -              -    (1,531,200)
Net income (loss)   (1,535,393)       4,193             -              -    (1,531,200)
Assets               9,994,560      366,205             -              -    10,360,765
Depreciation &
 Amortization        1,452,703        2,748             -              -     1,455,451
Additions to long-
 lived assets        8,153,416            -             -              -     8,153,416


                   U.S. TRUCKING, INC. AND SUBSIDIARIES

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

        For the Year Ended December 31, 1998 and for the Period from
             Inception (January 30, 1997) to December 31, 1997


NOTE 22 - Equipment Financing and Sale/Leaseback Transaction

On December 21, 1998 U.S. Trucking entered in to a "sale/leaseback" transaction with a major equipment financing company as part of an overall program to upgrade its fleet of transportation equipment. As part of the transaction, the company traded in equipment with a book value of $914,651 for $637,000 of credit against the new equipment. The transaction resulted in a book loss of $277,651. For accounting purposes, this loss has been reclassified as an intangible asset and is being amortized over the life of the new equipment leased. The average lease term is 33 months.

NOTE 23 - Fair Value of Financial Instruments

Estimated fair values of U.S. Trucking's financial instruments are as follows:

                                1998                      1997
                        ----------------------  ------------------------
                         Carrying      Fair       Carrying       Fair
                          Amount       Value       Amount        Value
                        -----------  ----------  ----------   ----------

Cash and short-term     $   22,976   $   22,976  $  244,309   $  244,309
 investments
Long-term debt           7,258,848    7,258,848   4,075,562    4,075,562


The carrying amount approximates fair value of cash and short-term instruments. The fair value of long-term debt is based on current rates at which U.S. Trucking could borrow funds with similar remaining maturities.

NOTE 24 - Year 2000 Compliance

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the Year 2000 as 1900 or some other date, resulting in possible errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entities ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting U.S. Trucking including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

Generally, costs associated with the Year 2000 issue are being expensed as incurred.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                U.S. TRUCKING, INC.


Dated: April 27, 1999           By /s/ Danny Pixler, President and Chief
                                  Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                U.S. TRUCKING, INC.


                                By:/s/ Danny L. Pixler
                                   Danny L. Pixler, President

     Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

      SIGNATURE                     TITLE                    DATE


/s/ Danny L. Pixler         President (Chief Executive   April 27, 1999
Danny L. Pixler             Officer) and Director


/s/ W. Anthony Huff         Executive Vice President     April 27, 1999
W. Anthony Huff             and Director


/s/ John Ragland            Chief Financial and          April 27, 1999
John Ragland                Accounting Officer

                              U.S. TRUCKING, INC.

               FORM 10-K UNDER THE SECURITIES EXCHANGE ACT OF 1934

                                EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION                        LOCATION

23.2   Consent of Bianculli,         Filed herewith electronically
       Pascale & Co. P.C.

27     Financial Data Schedule       Filed herewith electronically