Form 10QSB
period 1999-03-31
U S TRUCKING INC
filed 1999-06-02
CIK 820408

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                      For the Three Months Ended March 31, 1999


                       Commission File Number: 33-9640-LA



                               U. S. TRUCKING, INC.
              --------------------------------------------------
              (Exact Name of Issuer as Specified in its Charter)



           COLORADO                                  68-0133692
-------------------------------        ---------------------------------------
(State or Other Jurisdiction of        (I.R.S. Employer Identification Number)
 Incorporation or Organization)



      3125 Ashley Phosphate Road, Suite 128, North Charleston, S.C. 29418
      -------------------------------------------------------------------
                   (Address of Principal Executive Offices)



                                (843) 767-9197
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [ X ]     NO [   ]

There were 6,484,591 shares of the Registrant's common stock outstanding as of March 31, 1999.

Item 1: FINANCIAL STATEMENTS

                            U. S. TRUCKING, INC.
                                FORM 10-QSB
                                   INDEX

                                                               Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets (Unaudited) -
         March 31, 1999 and December 31, 1998                       3

         Consolidated Statement of Income (Unaudited) -
         Three Months Ended March 31, 1999 and 1998                 4

         Consolidated Statements of Cash Flows (Unaudited) -
         Three Months Ended March 31, 1999 and 1998                 5

         Notes to Condensed Consolidated Financial Statements       6

     Item 2.  Management's Discussion and Analysis or
              Plan of Operation                                     8

PART II: OTHER INFORMATION

     Item 1.  Legal Proceedings                                    12

     Item 2.  Changes in Securities                                12

     Item 3.  Defaults Upon Senior Securities                      12

     Item 4.  Submission of Matters to a Vote of Security Holders  12

     Item 5.  Other Information                                    12

     Item 6.  Exhibits and Reports on Form 8-K                     12

SIGNATURES                                                         13

                     U.S. TRUCKING, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                       March 31, 1999    December 31, 1998
                                         (UNAUDITED)        (UNAUDITED)
Assets

Current Assets
 Cash in Bank                           $   433,235         $    22,976
 Trade Accounts Receivable - net          4,613,718           3,447,570
 Accounts Receivable - Other                164,430             141,673
 Parts and Supply Inventory                 252,698             257,030
 Prepaid Expenses and Other                 529,986             162,036
                                        -----------         -----------
     Total Current Assets                 5,994,067           4,031,285
                                        -----------         -----------

Transportation & Other Equipment -        8,417,971           9,718,805
 at cost - Less accumulated
 depreciation and amortization

Other Assets
 Restricted Cash - Owner Operators            2,320               2,320
 Restricted Cash - Letters of Credit         40,000              10,000
 Restricted Cash - Captive Insurance        196,000                   -
 Due from Related Party                     100,000             100,000
 Due from Captive Insurer                   389,301             355,321
 Security Deposits                           12,575              12,575
 Intangible Assets - net of accumulated
   amortization                           1,995,062           2,082,055
                                        -----------         -----------
     Total Other Assets                   2,735,258           2,562,271
                                        -----------         -----------
     Total Assets                       $17,147,296         $16,312,361
                                        ===========         ===========
Liabilities and Stockholders' Equity
 Current Liabilities
  Accounts Payable - Trade              $ 1,378,561         $ 1,443,415
  Revolving Credit Line                   2,662,027           1,795,888
  Accruals & Other Current Liabilities    1,154,462             669,957
  Current Portion - Long Term Debt        1,998,102           2,034,756
                                        -----------         -----------
     Total Current Liabilities            7,193,151           5,944,016
                                        -----------         -----------
Other Liabilities
 Owner Operator Escrow                       87,787              55,874
 Long-Term Notes Payable - net of
  current portion                         4,184,365           5,224,092
                                        -----------         -----------
     Total Other Liabilities              4,272,152           5,279,966
                                        -----------         -----------
     Total Liabilities                   11,465,304          11,223,982
                                        -----------         -----------
Stockholders' Equity
 Preferred Stock (no par value -
  20,000,000 shares authorized,
  990,000 issued and outstanding)               762
 Common Stock -(no par value -
  75,000,000 shares authorized,
  6,484,591 issued and outstanding
  on March 31, 1999, and 16,074,591
  on December 31, 1998)                   2,867,238           2,796,000
 Additional Paid in Capital               4,223,480           3,821,812
 Accumulated Deficit                     (1,289,488)         (1,409,433)
 Subscription Receivable                   (120,000)           (120,000)
                                        -----------         -----------
     Total Stockholders' Equity           5,681,992           5,088,379
                                        -----------         -----------
     Total Liabilities &
       Stockholders' Equity             $17,147,296         $16,312,361
                                        ===========         ===========

                    U.S.TRUCKING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME


                                    March 31, 1999           March 31, 1998
                                     (UNAUDITED)              (UNAUDITED)

Net Revenues                        7,661,372   100.0%     5,067,331   100.0%

Operating Expenses
 Purchased Transportation &
  Rentals                           2,670,015    34.9%     1,556,955    30.7%
 Salaries, Wages & Benefits         2,055,129    26.8%     1,281,918    25.3%
 Fuel                                 715,099     9.3%       562,427    11.1%
 Operating Supplies &
  Maintenance                         322,187     4.2%       302,350     6.0%
 Insurance & Claims                   223,428     2.9%       170,963     3.4%
 Misc. Operating Expenses             201,787     2.6%       141,121     2.8%
 Taxes & Licenses                     115,493     1.5%       101,441     2.0%
 Insurance Captive Expense            271,136     3.5%             -     0.0%
 Occupancy Costs                       85,030     1.1%        69,903     1.4%
 Depreciation and Amortization        550,635     7.2%       434,655     8.6%
                                  -----------   -----    -----------   -----
     Total Operating Expenses       7,209,939    94.1%     4,621,732    91.2%

General Administrative Expenses       372,746     4.9%       176,546     3.5%

Operating Income                       78,687     1.0%       269,053     5.3%
Interest Expense                     (108,796)   -1.4%      (141,074)   -2.8%
Gain on Sale of Equipment             124,114     1.6%             -     0.0%
Interest Income                            42     0.0%           185     0.0%
Other Income                           25,899     0.3%         9,436     0.2%
                                  -----------   -----    -----------   -----
Net Income before Taxes               119,946     1.6%       137,600     2.7%

Provision for Income Taxes             46,800     0.6%        53,700     1.1%
Tax Benefit of Net Operating
 Loss Carryforward                    (46,800)   -0.6%       (53,700)   -1.1%
                                  -----------   -----    -----------   -----
Net Income                        $   119,946     1.6%   $   137,600     2.7%
                                  ===========   =====    ===========   =====
Accumulated Deficit-beginning      (1,409,434)            (1,531,200)
                                  -----------            -----------

Accumulated Deficit-ending        $(1,289,488)           $(1,393,600)
                                  ===========            ===========

Earnings per Common Share         $      0.01            $      0.01

Fully Diluted Earnings per Share  $      0.01            $      0.01

Average Number of Shares
 Outstanding                       10,863,310             13,000,000

                             U.S. TRUCKING, INC.
                           STATEMENT OF CASH FLOWS
                             FOR THE THREE MONTHS

                                               Consolidated     Consolidated
                                                 3/31/99           3/31/98
                                               (Unaudited)       (Unaudited)

Cash Flows From Operating Activities
 Net Income                                        119,946           137,599

Adjustments to Reconcile Net Income
 to Net Cash Used in Operating Activities

 Depreciation & Amortization                       550,635           428,656
 Gain on Sale of Equipment                        (124,114)                -
 (Increase ) Decrease - Assets
 Restricted Cash                                  (226,000)         (167,664)
 Accounts Receivable                            (1,222,885)          238,267
 Parts & Supply Inventory                                -            (5,688)
 Prepaid Expenses & Other Current Assets          (363,619)         (123,646)
 Increase (Decrease) - Liabilities
 Accounts Payable and Revolving Credit Line        801,285          (210,934)
 Accrued Expenses and Other liabilities            516,419            52,746
                                               -----------       -----------
     Total Adjustments                             (68,279)          211,737

Net Cash Provided by Operating Activities           51,667           349,336
                                               -----------       -----------
Cash Flows From Investing Activities
 Purchase of Equipment                            (142,808)          (16,287)
 Sale of Transportation and Other Equipment      1,104,114                 -
 Payment for Re-financing of Acquisition Debt            -           (55,274)
 Proceeds from Sale of Common Stock and
  Additional Paid in Capital                       473,668                 -
                                               -----------       -----------
Net Cash Provided(Used) by Investing
 Activities                                      1,434,974           (71,561)

Cash Flows from Financing Activities
 Principal Payments on Long-Term Debt           (1,076,382)         (166,476)
 Principal Payments on Capital Lease
  Obligations                                            -           (79,274)
                                               -----------       -----------
Net Cash Used by Financing Activities           (1,076,382)         (245,750)

Net Increase in Cash                               410,259            32,025

Cash at Beginning of Year                           22,976            60,099
                                               -----------       -----------
Cash at End of Period                              433,235            92,124

Supplementary Disclosure of Cash Flow
 Information

Cash Paid during the period
Interest Expense                                  108,796            143,952
Income Taxes                                            -                  -

                    U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes these disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for fair presentation for the periods presented has been reflected and are of a normal recurring nature. These condensed consolidated financials statements and the notes thereto for the three years ended December 31, 1998, 1997, and 1996, as filed with the Securities and Exchange Commission as part of the Company's Annual Report on Form 10-KSB. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

NOTE 2 - Earnings per Share

Earnings per common share amounts are based on the weighted average number of common shares outstanding and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive preferred shares.

NOTE 3 - Segment Information

Description of the types of services from which each reportable segment derives its revenues. The Company has three major business segments: long-haul trucking of refrigerated and non refrigerated products, interstate freight brokerage and a captive insurance program for liability insurance for the trucking industry. During the fourth quarter of 1998, the company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131).

The adoption of SFAS 131 requires the presentation of descriptive information about reportable segments which is consistent with that made available to the management of U.S. Trucking to assess performance. As a result of this change, the company now reports information on its truck brokerage operation. In addition, during 1998, the company added the captive liability insurance program (business) and reports that segment's performance similarly. In determining the net income of each segment of the company, 100% of the interest expense is allocated to long-haul trucking and effective tax rates are determined for each business segment.

The Company evaluates performance and allocates resources based on net profit and loss from operations

The Company's reportable segments are business units that offer different transportation services. The reportable segments are each managed separately because of their distinct differences in the operations.


THREE MONTH PERIOD ENDED MARCH 31, 1999

                               Long Haul     Truck         Liability     Intersegment   Total
                               Trucking      Brokerage     Insurance

Sales                          7,066,758      345,119         473,861      (224,366)     7,661,372
Net Income                        95,283      (19,366)         33,980        10,048        119,945
Assets                        15,618,943      219,460       1,308,893             -     17,147,296
Depreciation & Amortization      550,035          600                                      550,635



THREE MONTH PERIOD ENDED MARCH 31, 1998

                               Long Haul     Truck         Liability     Intersegment   Total
                               Trucking      Brokerage     Insurance

Sales                          4,545,773      600,554               -       (78,996)    5,067,331
Net Income                       120,959       16,641               -             -       137,600
Assets                         9,719,940      374,486               -             -    10,094,426
Depreciation & Amortization      400,820          600               -             -       401,420


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company's financial condition and results of operations for the three months ended March 31, 1999 and 1998 should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto contained elsewhere in this report.

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

The Company's operating results are primarily driven by the results of the truckload business of its primary operating subsidiary, Gulf Northern Transport, Inc. as well as the implementation of a Captive Insurance Program for Auto-Liability for trucking. The Company reported a profit in the year ended December 31, 1998, by significantly decreasing the operating losses in its trucking division and by initially showing a profit in its Auto-Liability Captive Insurance Program.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31,
1998

Revenues for the three months ended March 31, 1999, increased by 51.2% to $7.7 million as compared to $5.1 million for the three months ended March 31, 1998. The increase in revenues was primarily due to revenues generated by Mid-Cal Express, Inc., which was acquired by U.S. Trucking on December 30, 1998. Company driver generated revenue increased by 24% to $4.2 million for the three months ended March 31, 1999 from $3.2 million for the same period in 1998. Independent contractor generated revenues increased by 85% to $2.4 million in 1999 from $1.3 million in 1998. Third-party brokerage decreased 58% to $345 thousand in 1999 from $600 thousand in 1998. Another factor which caused revenue to increase was the addition during the second quarter of 1998 of a captive insurance program for auto-liability insurance provided to third party trucking companies. Captive insurance revenues increased to $305 thousand in 1999 from zero in 1998.

Operating expenses for the three months ended March 31, 1999 were $7.2 million, or 94% of revenues, as compared to $4.6 million, or 91% of revenues, for the same period in 1998. The increase as a percentage of revenues is primarily costs related to the acquisition of the assets of Mid-Cal Express, Inc. Fuel expenses increased $153 thousand to $715 thousand (17% of revenues generated by company drivers) in 1999 from $562 thousand (18% of revenues generated by company drivers) in 1998. Company driver payroll increased $442 thousand to $1.2 million (28.6% of revenues generated by company drivers) in 1999 from $758 thousand (24% of revenues generated by company drivers) in 1998. Repairs and maintenance costs increased $20 thousand to $322 thousand (4.6% of revenues generated by the trucking segment) in 1999 from $302 thousand (6.8% of revenues generated by the trucking segment) in 1998. Lower repair and maintenance costs as a percentage of revenues from the trucking segment were due both from the replacement of older equipment in the fleet and the product of better management in decreasing the outsourcing of major repairs and increased dedication to preventive maintenance.

Expenses related to the captive insurance program such as paid losses, reserved losses, reinsurance and administrative fees increased to $271 thousand in 1999 from zero in 1998.

All expenses related to insurance in the truckload division increased $52 thousand to $223 thousand (2.9% of all revenues) in 1999 from $171 thousand (3.4% of all revenues) in 1998. This represents a decrease as a percentage of revenues and is a direct result of lower premiums paid in the internal captive insurance program.

General and other administrative expenses for the three months ended March 31, 1999, were $372 thousand or 4.8% of revenues, compared to $176 thousand or 3.5% of revenues, for the same period in 1998. The increase was due to the completed acquisition of the assets of Mid-Cal Express, Inc. Administrative payroll increased $114 thousand to $341 thousand (4.5% of all revenues) in 1999 from $227 thousand (4.5% of all revenues) in 1998. This increase is directly related to the increase in revenues.

Depreciation and amortization expenses for the three months ended March 31, 1999 were $551 thousand, or 7.2% of revenue, as compared to $435 thousand or 8.6% of revenue for the same period in 1998. This increase in the dollar amount is primarily due to amortization of goodwill on the acquisition of Mid-Cal Express, Inc. Normal recurring depreciation and amortization did not significantly change.

Interest expense was $109 thousand or 1.4% of revenue for the quarter ended March 31, 1999 as compared to $141 thousand or 2.8% of revenue, for the same period in 1998. The decrease in interest as a percent of revenue is the result of (1) the restructure of the original acquisition loan, (2) lower receivable financing costs due to the transfer of the factoring relationship to a revolving line of credit facility and (3) the restructuring of some equipment debt to operating leases.

Freight settlements paid to outside carriers decreased $221 thousand to $308 thousand (89% of brokerage generated revenues) for the quarter ended March 31, 1999 as compared to $529 thousand or 88% of revenues for the same period in 1998. This decrease resulted from fewer loads being brokered in 1999 because of increased competition in the industry.

Income taxes have been provided at the statutory federal and state rates, adjusted for certain permanent differences between financial statement and income tax reporting. The Company has net operating losses available to offset future income for financial reporting expiring in the year 2012.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had a working capital deficit of approximately $1,199,084 as compared to a deficit of approximately $1,912,731 at March 31, 1998. The Company's working capital deficit improved primarily as a result of the $1,104,114 received from the sale of transportation equipment during the three months ended March 31, 1999. Net cash provided by operating activities was approximately $52,000 for the first three months of 1999 compared to $349,000 for the corresponding period in 1998. The Company has historically funded its working capital requirements through a combination of funds provided from operations, the Company's working capital facility with GE Capital and invested capital. In order to continue with its growth plans, the Company intends to raise additional funds through private placements of equity and/or debt securities.

Since March 31, 1999, the Company has raised approximately $500,000 in gross proceeds from the sale of Series B Convertible Preferred Stock and approximately $600,000 in gross proceeds from the sale of a convertible debenture to a foreign investor.

INFLATION

Many of the Company's operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's business during the three months ended March 31, 1999, were negligible.

SEASONALITY

The results of operations are often impacted by seasonality in the transportation industry. Seasonal variations may result from adverse weather or from a customer's reduced shipments after busy holidays or as a result of geographic location. The Company has operated in the mid-west, southeast and eastern regions of the United States until recently adding a west coast operation facility with the asset purchase of Mid-Cal Express, Inc. which is predominately a fresh produce long-haul division, which by its nature is subject to weather conditions that could expose the Company to greater operating variances in the future.

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

                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.  None.

ITEM 2. CHANGES IN SECURITIES.  None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

ITEM 5. OTHER INFORMATION.  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.

     Exhibit
     Number    Description                               Location

      3.5      Articles of Amendment dated April 29,     Filed herewith
               1999, regarding Series B Convertible      electronically
               Preferred Stock

     10.12     10% Convertible Debenture due May 31,     Filed herewith
               2002 for $600,000                         electronically

     27        Financial Data Schedule                   Filed herewith
                                                         electronically

     (b)  REPORTS ON FORM 8-K.  None.

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the Issuer caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    U. S. TRUCKING, INC.



                                    By:/s/ Dan L. Pixler
                                       Dan L. Pixler, President

Dated: June 2, 1999

                                 EXHIBIT INDEX
EXHIBIT                                           METHOD OF FILING
-------                                           ----------------
  3.5     Articles of Amendment dated April 29,   Filed herewith
          1999, regarding Series B Convertible    electronically
          Preferred Stock

 10.12    10% Convertible Debenture due May 31,   Filed herewith
          2002 for $600,000                       electronically

 27       Financial Data Schedule                 Filed herewith
                                                  electronically