Form 10QSB
period 1999-06-30
U S TRUCKING INC
filed 1999-08-16
CIK 820408

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                      For the Three Months Ended June 30, 1999


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

                               YES [ X ]     NO [   ]


There were 6,901,258 shares of the Registrant's common stock outstanding as of June 30, 1999.


Item 1: FINANCIAL STATEMENTS

                            U. S. TRUCKING, INC.
                                FORM 10-QSB
                                   INDEX

                                                               Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets (Unaudited) -
         June 30, 1999 and December 31, 1998                       3-4

         Consolidated Statement of Income (Unaudited) -
         Six Months Ended June 30, 1999 and 1998                   5

         Consolidated Statement of Income (Unaudited) -
         Three Months Ended June 30, 1999 and 1998                 6

         Consolidated Statements of Cash Flows (Unaudited) -
         Six Months Ended June 30, 1999 and 1998                   7-8

         Notes to Condensed Consolidated Financial Statements      9-10

     Item 2.  Management's Discussion and Analysis or
              Plan of Operation                                   11-14

PART II: OTHER INFORMATION

     Item 1.  Legal Proceedings                                   15

     Item 2.  Changes in Securities                               15

     Item 3.  Defaults Upon Senior Securities                     15

     Item 4.  Submission of Matters to a Vote of Security
              Holders                                             15

     Item 5.  Other Information                                   15

     Item 6.  Exhibits and Reports on Form 8-K                    15

SIGNATURES                                                        16

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                        June 30, 1999     December 31, 1998
                                         (Unaudited)         (Unaudited)

Assets
Current Assets
  Cash In Bank                           $   789,052         $    22,976
  Trade Accounts Receivable - net          5,854,779           3,447,570
  Accounts Receivable - Other                204,794             141,673
  Parts and Supply Inventory                 287,141             257,030
  Prepaid Expenses and Other                 540,411             162,036
                                         -----------         -----------
     Total Current Assets                  7,676,177           4,031,285
                                         -----------         -----------

Transportation & Other Equipment
  at cost - Less accumulated
  depreciation and amortization            7,544,458           9,718,805

Other Assets
  Restricted Cash - Factor                   135,706                   -
  Restricted Cash - Owner Operators            2,320               2,320
  Restricted Cash - Letters of Credit         86,354              10,000
  Restricted Cash - Captive Insurance        233,376                   -
  Due from Related Party                     100,000             100,000
  Due from Captive Insurer                   456,732             355,321
  Security Deposits                           14,007              12,575
  Intangible Assets - net of accumulated
   amortization                            3,602,494           2,082,055
                                         -----------         -----------
     Total Other Assets                    4,630,989           2,562,271
                                         -----------         -----------
     Total Assets                        $19,851,624         $16,312,361
                                         ===========         ===========

Liabilities and Stockholders' Equity
Current Liabilities
  Accounts Payable - Trade                 1,797,246           1,443,415
  Revolving Credit Line                    3,193,669           1,795,888
  Accruals & Other Current Liabilities     1,144,276             669,957
  Current Portion - Long Term Debt         2,229,247           2,034,756
                                         -----------         -----------
     Total Current Liabilities             8,364,438           5,944,016

Other Liabilities
  Owner Operator Escrow                      121,588              55,874
  Convertible Debentures                     540,000                   0
  Long-Term Notes Payable - net of
   current portion                         3,548,708           5,224,092
                                         -----------         -----------
     Total Other Liabilities               4,210,296           5,279,966
                                         -----------         -----------

     Total Liabilities                    12,574,734          11,223,982

Stockholders' Equity
  Preferred Stock (no par value -
   20,000,000 shares authorized,
   990,000 Series A issued and out-
   standing; 900 Series B issued
   and outstanding; and 50,000 Series C
   issued and outstanding                    900,762
  Common Stock (no par value - 75,000,000
   shares authorized, 6,901,258 issued
   and outstanding on June 30, 1999, and
   16,074,591 on December 31, 1998)        3,368,238           2,796,000
  Additional paid-in Capital               4,223,480           3,821,812
  Accumulated Deficit                     (1,095,590)         (1,409,433)
  Subscription Receivable                   (120,000)           (120,000)
                                         -----------         -----------
     Total Stockholders' Equity            7,276,890           5,088,379
                                         -----------         -----------
     Total Liabilities & Stockholders'
      Equity                             $19,851,624         $16,312,361
                                         ===========         ===========

                   U.S.  TRUCKING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME


                                       For the Six          For the Six
                                      Months Ending        Months Ending
                                      June 30, 1999        June 30, 1998
                                       (Unaudited)          (Unaudited)

Net Revenues                           $17,824,169         $10,718,964

Operating Expenses
  Purchased Transportation & Rentals     7,087,882  39.8%    3,667,666  34.2%
  Salaries, Wages & Benefits             4,137,873  23.2%    2,666,923  24.9%
  Fuel                                   1,457,324   8.2%    1,112,614  10.4%
  Operating Supplies & Maintenance         625,508   3.5%      621,429   5.8%
  Insurance & Claims                       469,137   2.6%      340,933   3.2%
  Misc. Operating Expenses                 300,831   1.7%      293,687   2.7%
  Taxes & Licenses                         235,013   1.3%      203,562   1.9%
  Insurance Captive Expense                582,803   3.3%            0   0.0%
  Occupancy Costs                          172,032   1.0%      125,308   1.2%
  Depreciation and Amortization          1,146,717   6.4%      813,820   7.6%
                                       -----------  -----  -----------  -----
     Total Operating Expenses           16,215,120  91.0%    9,845,942  91.9%

General Administrative Expenses          1,069,171   6.0%      411,565   3.8%

Operating Income                           539,878   3.0%      461,457   4.3%

Interest Expense                          (378,472) -2.1%     (315,076) -2.9%
Gain on Sale of Equipment                  124,114   0.7%            0   0.0%
Interest Income                              2,425   0.0%        1,200   0.0%
Other Income                                25,899   0.1%       45,241   0.4%
                                       -----------  -----  -----------  -----
Net Income Before Taxes                    313,844   1.8%      192,822   1.8%

Provision for Income Taxes                 104,459   0.6%       83,500   0.8%
Tax Benefit of Net Operating
  Loss Carryforward                       (104,459) -0.6%      (83,500) -0.8%
                                       -----------  -----  -----------  -----
Net Income                                 313,844   1.8%      192,822   1.8%
                                       ===========  =====  ===========  =====

Accumulated Deficit - beginning         (1,409,434)         (1,531,200)

Accumulated Deficit - ending           $(1,095,590)        $(1,338,378)
                                       -----------         -----------

Earnings per Common Share                     0.04                0.01

Fully Diluted Earnings per Share              0.02                0.01

Average Number of Shares
 Outstanding                             8,925,676          13,000,000

                    U.S. TRUCKING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME


                                      For the Three        For the Three
                                      Months Ending        Months Ending
                                      June 30, 1999        June 30, 1998
                                       (Unaudited)          (Unaudited)

Net Revenues                           $10,162,797         $ 5,651,634

Operating Expenses
  Purchased Transportation & Rentals     4,417,867  43.5%    2,110,710  37.3%
  Salaries, Wages & Benefits             2,082,744  20.5%    1,385,005  24.5%
  Fuel                                     742,225   7.3%      550,188   9.7%
  Operating Supplies & Maintenance         303,321   3.0%      319,079   5.6%
  Insurance & Claims                       245,709   2.4%      169,971   3.0%
  Misc. Operating Expenses                  99,044   1.0%      152,565   2.7%
  Taxes & Licenses                         119,520   1.2%      102,122   1.8%
  Insurance Captive Expense                311,667   3.1%            0   0.0%
  Occupancy Costs                           87,002   0.9%       55,405   1.0%
  Depreciation and Amortization            596,082   5.9%      379,165   6.7%
                                       -----------  -----  -----------  -----
     Total Operating Expenses            9,005,181  88.6%    5,224,210  92.4%

General Administrative Expenses            696,425   6.9%      235,018   4.2%
                                       -----------  -----  -----------  -----
Operating Income                           461,191   4.5%      192,406   3.4%

Interest Expense                          (269,676) -2.7%     (174,002) -3.1%
Gain on Sale of Equipment                        -   0.0%            -   0.0%
Interest Income                              2,383   0.0%        1,015   0.0%
Other Income                                     -   0.0%       35,805   0.6%
                                       -----------  -----  -----------  -----
Net Income Before Taxes                    193,898   1.9%       55,224   1.0%

Provision for Income Taxes                  57,659   0.6%       21,537   0.4%
Tax Benefit of Net Operating
  Loss Carryforward                        (57,659) -0.6%      (21,537) -0.4%
                                       -----------  -----  -----------  -----
Net Income                                 193,898   1.9%       55,224   1.0%

Accumulated Deficit - beginning         (1,289,488)         (1,393,601)
                                       -----------         -----------

Accumulated Deficit - ending           $(1,095,590)        $(1,338,377)
                                       ===========         ===========

Earnings per Common Share              $      0.03         $      0.01

Fully Diluted Earnings per Share       $      0.01         $      0.01

Average Number of Shares
 Outstanding                             6,988,351          13,000,000

                       U.S. TRUCKING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS


                                        For the Six          For the Six
                                        Months Ending       Months Ending
                                        June 30, 1999       June 30, 1998
                                         (Unaudited)         (Unaudited)
                                         -----------         -----------
Cash Flows from Operating Activities
  Net Income                             $   313,844         $   192,822

Adjustments to Reconcile Net Income
 to Net Cash Used in Operating
  Activities:
   Depreciation & Amortization             1,146,717             805,293
   Expense related to stock-based
    compensation plan                              -              15,000
   Gain on Sale of Equipment                (124,114)                  -
   (Increase) Decrease - Assets                    -                   -
   Restricted Cash                          (445,436)           (220,600)
   Accounts Receivable                    (2,571,741)             78,070
   Parts & Supply Inventory                  (30,111)             (9,740)
   Prepaid Expenses & Other Current
    Assets                                  (378,376)           (132,189)
   Increase (Decrease) - Liabilities
   Accounts Payable & Revolving Credit
    Line                                   1,751,612             (78,983)
   Accrued Expenses and Other
    Liabilities                              540,034              51,576
                                         -----------         -----------
     Total Adjustments                      (111,415)            508,427

Net Cash Provided by Operating
 Activities                                  202,429             701,249
                                         -----------         -----------
Cash Flows from Investing Activities
  Reduction (Increase) in security
   deposit                                    (1,433)                 50
  Purchase of Equipment                     (244,673)           (108,287)
  Sale of Transportation and Other
   Equipment                               1,104,114                   -
  Payment for Refinancing of
   Acquisition Debt                                -             (55,274)
  Proceeds from Sale of Common Stock
   and Additional Paid In Capital          1,883,732                   -
                                         -----------         -----------
Net Cash Provided (Used) by Investing
  Activities                               2,741,740            (163,511)

Subtotal

Cash Flows from Financing Activities
  Discount on note payable                         -               9,144
  Cash paid for acquisitions                (340,000)                  -
  Principal Payments on Long-Term Debt    (1,838,093)           (427,734)
  Principal Payments on Capital Lease
   Obligations                                     -            (160,906)
                                         -----------         -----------
Net Cash Used by Financing Activities     (2,178,093)           (579,496)

Net Increase (Decrease) in Cash              766,076             (41,758)

Cash at Beginning of Year                     22,976              60,099
                                         -----------         -----------

Cash at End of Period                    $   789,052         $    18,341
                                         ===========         ===========

Supplementary Disclosure of Cash
  Flow Information
    Cash Paid during the period
     Interest Expense                    $   378,472         $   305,123
                                         ===========         ===========

  Income Taxes                           $         -         $         -
                                         ===========         ===========

                   U.S. TRUCKING, INC., AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1999

NOTE 1 - Basis of Presentation

The accompanying consolidated financial statements include the parent company, US Trucking, Inc. and its wholly owned subsidiaries, Gulf Northern Transport, Inc., ProStar, Inc., Mencor, Inc. and the US Trucking Captive Insurance Program(hereinafter collectively called the "Company"). All material inter-company items and transactions have been eliminated in consolidation.

The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These consolidated financial statements and notes thereto should be read in conjunction with the Company's consolidated financial statements and notes. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities, at the date of the accompanying consolidated financial statements, and the reported amounts of the revenues and expenses during the reporting periods. Actual results could differ from those estimates.

NOTE 2 - Earnings per Share

Earnings per common share amounts are based on the weighted average number of common shares outstanding and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all diluted preferred shares.

NOTE 3 - Segment Information

Description of the types of services from which each reportable segment derives its revenues. The Company has three major business segments: long-haul trucking of refrigerated and nonrefrigerated products, interstate freight brokerage and a captive insurance program for liability insurance for the trucking industry. During the fourth quarter of 1998, the company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131).

The adoption of SFAS 131 requires the presentation of descriptive information about reportable segments which is consistent with that made available to the management of U S Trucking to assess performance. As a result of this change, the company now reports information on its truck brokerage operation. In addition, during 1998, the company added the captive liability insurance program (business) and reports that segment's performance similarly. In determining that net income of each segment of the company, 100% of the interest expense is allocated to long-haul trucking and effective tax rates are determined for each business segment.

The Company evaluates performance and allocated resources based on net profit and loss from operations.

The Company's reportable segments are business units that offer different transportation services. The reportable segments are each managed separately because of their distinct differences in the operations.

                     SIX MONTH PERIOD ENDED JUNE 30, 1999

                 Long Haul    Truck        Liability        Intersegment       Total
                 Trucking     Brokerage    Insurance
Sales            14,712,520   2,513,413      937,214          (338,978)      17,824,169
Net Income          121,933      90,490      101,421                 0          313,844
Assets           17,412,698     949,767    1,489,159                 0       19,851,624
Depreciation &
 Amortization     1,133,808      12,909            0                 0        1,146,717

                          THREE MONTH PERIOD ENDED JUNE 30, 1999

                 Long Haul    Truck        Liability        Intersegment       Total
                 Trucking     Brokerage    Insurance
Sales            7,691,441    2,168,294      458,215           (155,153)     10,162,797
Net Income          26,650       99,807       67,441                  0         193,898
Assets          17,412,698      949,767    1,489,159                  0      19,851,624
Depreciation &
 Amortization      583,473       12,609            0                  0         596,082

NOTE 4 - Acquisitions

(A) The Company acquired the stock of a S.Carolina brokerage company during the quarter ended June 30, 1999. The Company expects to add approximately $7.5 million of annual operating revenue with the acquisition while expecting significant bottom line enhancement. The Company has relocated the acquired company to the Company's General Offices in Charleston, S.C. to ensure quick synergies with the brokerage company (Mencor) already owned by the Company. The purchase was recorded at the estimated fair value, at the acquisition date, in accordance with AFB Opinion No. 16. In conjunction with the acquisition, the Company issued 200,000 shares of common stock and paid $340,000 in cash. Adjustments, if any, to the purchase price allocations are not expected to have a material impact on the accompanying consolidated financial statements.

(B) The Company completed the acquisition of the assets of a container company located in S. Carolina during the quarter ended June 30, 1999. The Company expects to add approximately $6.0 million of annual operating revenue with the acquisition, while meeting on going demands from its customer base. With the Company's General Offices' located in a city ranked in the Top Ten ports in the Nation, entering the transportation of containerized freight was a natural transition and much needed. The purchase was recorded at the estimated fair value, at the acquisition date, in accordance with AFB Opinion 16. In conjunction with the acquisition, the Company agreed to issue a total of 188,000 shares of common stock over the next three years based on a vesting schedule and to pay a total of $300,000 in cash during the third quarter of the current fiscal year. Adjustments, if any, to the purchase price allocations are not expected to have a material impact on the accompanying consolidated financial statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company's financial condition and results of operations for the Six months ended June 30, 1999, and 1998 should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto contained elsewhere in this report.

This Quarterly Report on Form 10-Q contains forward-looking statements. The words "believe," "expect," "anticipate", and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in
Section 27A of the Securitites Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation and plans relating to the foregoing. Statements in the Company' Form 10-K, including Notes to the Consolidated Financial Results of Operations, describe factors, among others, that could contribute to or cause such differences.

GENERAL

The Company was established in January of 1997 by combining under U S Trucking-Nevada the operations of Gulf Northern Transport, a mid-to-long-haul truckload carrier and Mencor, Inc. a third party logististics (brokerage) company.

The Company's operating results are driven by the results of the truckload business of its operating subsidiary, Gulf Northern Transport, Inc., it's brokerage operations, Mencor, Inc., ProStar Inc, and the Company's Captive Auto-Liability Insurance Program. The Company reported profits in the six months and three months periods ending June 30, 1999, by significantly decreasing the operating expenses, increasing brokerage productivity, improving utilization in its trucking division and by adding new profit flow from its Captive Auto-Liability Insurance Program.

RESULTS OF OPERATIONS:

The Company's operating revenue for the six months ended June 30, 1999, increased by 66.9% to $17.8 million as compared to $10.7 million over the same period in 1998.For the three months ended June 30, 1999, operating revenue increased by 78.1% to $10.1 million from $5.7 million over the same period in 1998. The increase in operating revenue resulted from increased brokerage revenues, expansion of the Company's customer base, increased volume from existing customers, and was facilitated by the continued expansion of the Company's fleet, including approximately 40 leased owner operators which was part of the expansion into the container business during the period ended June 30, 1999. The Company's fleet increased 18.5% to 294 tractors (including 118 owned by independent contractors) as of June 30, 1999, from 248 tractors (including 78 owned by independent contractors) as of June 30, 1998.

Purchased transportation increased as a percentage of operating revenue to 39.8% for the six months ended June 30, 1999, from 34.2% for the same period in 1998. For the three months ended June 30, 1999, purchased transportation as a percentage of operating revenue increased to 43.5% from 37.3% during the same period in 1998. These increases were primarily due to the increase in the ratio of independent contractors to company drivers, and the increase in brokerage operating revenue which in turn creates a payable due to outside carriers that the Company uses to haul its freight at a gross profit margin of 11% to 16%.

Salaries, wages and benefits decreased as a percentage of operating revenue to 23.2% for the six months ended June 30, 1999, from 24.9% for the same period in 1998. For the three months ended June 30, 1999, salaries, wages and benefits decreased as a percentage of operating revenue to 20.5% from 24.5% for the same period in 1998. These decreases were primarily the result of the Company's efforts to reduce management overhead when practical, increasing the Company's percentage of brokerage operating revenues, increasing the Company's independent contractor base and the continuation of consolidating facilities. For Company drivers, the Company records accruals for worker's compensation as a component of of its claims accrual and the related expense is reflected in salaries, wages and benefits expense in its consolidated statements of income.

Fuel expense decreased as a percentage of operating revenue to 8.2% for the six months ended June 30, 1999, from 10.4% for the same period in 1998. This decrease was primarily the result of an increase in the purchase of bulk fuel, along with the increase in the percentage of independent contractors to Company drivers for the 1999 period. For the three months ended June 30, 1999, fuel expense as a percentage of operating revenue decreased to 7.3% from 9.7% for the same period in 1998. This decrease was primarily the result of an increase in the purchase of bulk fuel, along with the increase in the percentage of independent contractors to Company drivers.

Operations and maintenance expense decreased to 3.5% of operating revenue for the six months ended June 30, 1999, from 5.8% for the same period in 1998. This decrease was primarily the result of increasing the Company's brokerage operating revenue and to a lesser extent limiting the use of older, high cost equipment, trading out of older equipment for newer, increasing the independent contractor base, and capitalizing engine rebuilds that were necessary during the period. For the three months ended June 30, 1999, operations and maintenance expense as a percentage of operating revenue decreased to 3.0% from 5.6% for the same period in 1998. This decrease was primarily the result of the increase of brokerage operating revenue, and to a lesser extent the increase of the independent contractor base and the Company's ongoing control of not using its older equipment just for revenue sake, while it negotiates new equipment transactions that it expects to complete in the very near future.

The Company's insurance programs for medical, physical damage and cargo are covered by premium insurance providers with deductibles the Company has chosen and feels are manageable while being in the best interest of the Company. In addition the Company provides its auto-liability coverage through its own Auto-Liability Insurance Program which has become a strong revenue and profit producer. Management considers all of its coverages adequate. insurance and claims expense decreased to 2.6% for the six months ended June 30, 1999, from 3.2% for the same period in 1998. For the three months ended June 30, 1999, insurance and claims decreased to 2.4% from 3.0% for the same period in 1998. These decreases in percentages were due to the following factors which are listed in order of impact with the factor having the most impact first: an increase in the Company's brokerage revenue, the increase of independent contractors, and the decreased values of the Company's owned fleet on an insurance cost basis.

Operating taxes and licenses decreased as a percentage of operating revenue to 1.3% for the six months ended June 30, 1999, from 1.9% for the same period in 1998. For the three months ended June 30, 1999, operating taxes and licenses as a percentage of operating revenue decreased to 1.2% compared to 1.8% for the same period in 1998. This decrease was primarily due to the increase in the Company's brokerage operating revenue, the increase in the Company's Auto-Liability Insurance Program operating revenue and the increase in independent contractors who are required to pay their own mileage taxes.

Depreciation and amortization expense as a percentage of operating revenue decreased to 6.4% for the six months ended June 30, 1999, from 7.6% for the same period in 1998. This decrease was primarily the result of increasing the Company's operating revenue through its brokerage operations and increasing the number of independent contractors leased to the Company. For the three months ended June 30, 1999, depreciation and amortization expense decreased to 5.9% from 6.7% for the same period in 1998 for the reasons listed above.

For both the six months and three months ended June 30, 1999, net interest expense decreased as a percentage of revenue compared to the same periods in 1998. These decreases were primarily the result of reducing long term debt and the converting of some debt to track leases.

Income taxes have been provided at the statutory federal and state rates adjusted for certain permanent differences between financial statement and income tax reporting. The Company has net operating losses available to offset future income for financial reporting expiring in the year 2012.

The Company's net income as a percentage of operating revenue was 1.8% for the six month period ending June 30, 1999, as compared to 1.7% for the same period in 1998. Net income as a percentage of operating revenue was 1.9% for the three month period ending June 30, 1999, as compared to 0.9% for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had a working capital deficit of $688,261 as compared to a deficit of $1,912,731 at December 31, 1998. The Company's working capital deficit improved primarily as a result of operations, $1,104,114 received from the sale of transportation equipment in February 1999, $900,000 received from the issuance of Series B Preferred Stock and $540,000 of proceeds from a sale of an convertible debenture to a foreign investor. Net cash provided by operating activities was approximately $202,429 for the first six months of 1999 compared to $701,249 for the corresponding period in 1998. The company has historically funded its working capital requirements through a combination of funds provided from operations, the Company's working capital facility with GE Capital and invested capital. In order to continue with its growth plans, the Company intends to raise additional funds through private placement of equity and/or debt securities which will depend upon prevailing market conditions, the market price of common stock and other factors over which the company has no control.

Since June 30, 1999, the Company has raised approximately $1,100,000 in gross proceeds from the sale of Series B Convertible Preferred Stock.

INFLATION

Many of the Company's operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's business during the six months ended June 30, 1999, were negligible.

SEASONALITY

In the transportation industry, results of operations frequently show a seasonal pattern. Seasonal variations may result from weather or from customer's reduced shipments after the busy winter holiday season. To date, the Company's revenues have not shown any significant seasonal pattern. The current expansion of the Company's operations into the West Coast could expose the Company to greater operating variances due to seasonal weather.

YEAR 2000 ISSUE

The "Year 2000 Issue" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results.

The Company is in the process of reviewing, testing, and implementing various modifications to ensure that its computer equipment and software will function properly in the Year 2000 and beyond. The Company has completed the purchase of a new hardware system consisting of a Compaq Proliant P2 300 MHz processor; 320 MB RAM, 2/9.1 GB mirror hard drive, a Server Tower and new Software that enables the Company to generate all functions of the Company's operating systems, including, but not limited to, the initiation of loads, dispatch, billing, accounts payable and receivable, general ledger functions and preparation of financial statements. All maintenance records for all of the trucks, inventory records for all parts and supplies, claim records and accident records as well as fuel and mileage for taxing bodies will be supplied. Information from the Company's fuel provider, Comdata, will be downloaded into the system as well. The Company is also working on on-line banking services.

All internal and external costs associated with the Company's Year 2000 compliance activities are expensed as incurred. The Company believes that the costs of addressing the Year 2000 issue will be approximately $120,000.

The Company has reviewed the Year 2000 issue with its major suppliers, vendors and customers and believes that the Year 2000 issue will not pose significant problems for the Company. The Company has discussed the issue with Comdata, the primary fuel provider, GE Capital and the other major financial institutions which provide financing to the Company, and the major customers, and each of these companies has advised the Company that they expect to be Year 2000 compliant.

Since all major computerized systems and applications will have been reviewed and tested as part of the Year 2000 project, the Company feels that it has reasonably addressed all material risks that may effect its operations. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified and corrected, there can be no assurance that the Year 2000 issues will not materially effect the Company's relationships with vendors, customers, and others. Also, there can be no assurance that the Year 2000 issues of other entities with whom the Company deals will not have a material adverse impact on the Company's operations.

The Company is in the process of evaluating and developing a contingency plan to provide for the most reasonably likely worst cast scenarios regarding Year 2000 compliance. This contingency plan will be completed in the second half of 1999.

                        PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to ordinary, routine litigation and administrative proceedings incidental to its business. These proceedings primarily involving personnel matters, including Equal Employment Opportunity Commission claims and claims for personal injury or property damage incurred in the transportation of freight. It is the Company's policy to comply with applicable equal employment opportunity laws and the Company periodically reviews it policies and practices for equal employment opportunity compliance.

ITEM 2. CHANGES IN SECURITIES

During the three months ended June 30, 1999, the Company issued 200,000 shares of its Common Stock to two persons in connection with the acquisition of ProStar, Inc. With respect to these transactions, the Company relied on
Section 4(2) of the Act. Each person was provided with information on the Company and each person executed a Subscription Agreement in which he represented that he was purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legend was placed on the certificate and stop transfer orders were issued to the transfer agent.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

The Company is in the process of adding additional Company operated and Agent operated container offices in strategic cities. The Company is also in the process of establishing a lease-purchase program as a means of growing its independent contractor base.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

    EXHIBIT
    NUMBER        DESCRIPTION                           LOCATION

    3.6           Articles of Amendment dated May 5     Filed herewith
                  1999 regarding Series C Preferred     electronically
                  Stock

    27            Financial Data Schedule               Filed herewith
                                                        electronically

     (b)  Reports on Form 8-K.  None.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Issuer caused this Report to be signed on it's behalf by the undersigned, thereunto duly authorized.

                                US TRUCKING, INC.

                                By:/s/ Dan L. Pixler
                                   Dan L. Pixler, Chief Exectutive Officer

                                By:/s/ John Ragland
                                   John Ragland, Chief Financial Officer



Dated:  August 13, 1999