Form 10QSB
period 1999-09-30
U S TRUCKING INC
filed 1999-11-17
CIK 820408

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the Nine Months Ended September 30, 1999


                     Commission File Number: 33-16417-LA



                               U. S. TRUCKING, INC.
              --------------------------------------------------
              (Exact Name of Issuer as Specified in its Charter)



           COLORADO                                  68-0133692
- -------------------------------        ---------------------------------------
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

                               YES [ X ]     NO [   ]


There were 8,058,883 shares of the Registrant's common stock outstanding as of September 30, 1999.

                            U. S. TRUCKING, INC.
                                FORM 10-QSB
                                   INDEX

                                                               Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets (Unaudited) -
         September 30, 1999 and December 31, 1998                  3-4

         Consolidated Statement of Income (Unaudited) -
         Nine Months Ended September 30, 1999 and 1998             5

         Consolidated Statement of Income (Unaudited) -
         Three Months Ended September 30, 1999 and 1998            6

         Consolidated Statements of Cash Flows (Unaudited) -
         Nine Months Ended September 30, 1999 and 1998             7-8

         Notes to Condensed Consolidated Financial Statements      9-13

     Item 2.  Management's Discussion and Analysis or
              Plan of Operation                                   14-21

PART II: OTHER INFORMATION

     Item 1.  Legal Proceedings                                   22

     Item 2.  Changes in Securities                               22

     Item 3.  Defaults Upon Senior Securities                     22

     Item 4.  Submission of Matters to a Vote of Security
              Holders                                             22

     Item 5.  Other Information                                   22

     Item 6.  Exhibits and Reports on Form 8-K                    23

SIGNATURES                                                        23

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                       September 30, 1999   December 31, 1998
                                          (Unaudited)           (Audited)

Assets
Current Assets
  Cash In Bank                           $ 1,556,338          $    22,976
  Trade Accounts Receivable - net          8,975,002            3,447,570
  Accounts Receivable - Other              1,299,019              141,673
  Parts and Supply Inventory                 296,900              257,030
  Prepaid Expenses and Other                 610,931              162,036
                                         -----------          -----------
     Total Current Assets                 12,738,190            4,031,285

Transportation & Other Equipment           7,945,768            9,718,805
  at cost - Less accumulated
  depreciation and amortization

Other Assets
  Restricted Cash - Factor                         -                    -
  Restricted Cash - Owner Operators            2,442                2,320
  Restricted Cash - Letters of Credit        241,790               10,000
  Restricted Cash - Captive Insurance        253,196                    -
  Due from Related Party                     100,000              100,000
  Due from Captive Insurer                   540,299              355,321
  Notes Receivable                           664,404                    -
  Security Deposits                          152,192               12,575
  Intangible Assets - net of accumulated
    amortization                           5,007,237            2,082,055
                                         -----------          -----------
     Total Other Assets                    6,961,560            2,562,271

     Total Assets                        $27,645,518          $16,312,361
                                         ===========          ===========
Liabilities and Stockholders' Equity
Current Liabilities
  Accounts Payable - Trade               $ 1,332,958          $ 1,443,415
  Revolving Credit Line                    4,830,053            1,795,888
  Factor Payable                           1,848,127                    -
  Accruals & Other Current Liabilities     1,314,682              669,957
  Current Portion - Long Term Debt         2,346,897            2,034,756
                                         -----------          -----------
     Total Current Liabilities            11,672,717            5,944,016
                                         -----------          -----------
Other Liabilities
  Owner Operator Escrow                      138,256               55,874
  Convertible Debentures                   1,150,000                    -
  Discount on Convertible Debentures        (110,000)                   -
  Long-Term Notes Payable - net of
    current portion                        3,933,072            5,224,092
                                         -----------          -----------
     Total Other Liabilities               5,111,328            5,279,966
                                         -----------          -----------
     Total Liabilities                    16,784,045           11,223,982
                                         -----------          -----------

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (Continued)

                                       September 30, 1999   December 31, 1998
                                          (Unaudited)           (Audited)

Stockholders' Equity

Preferred Stock (no par value -            2,950,762                    -
  20,000,000 shares authorized,
  990,000 Series A issued and outstand-
  ing; 2,000 Series B issued and out-
  standing; 50,000 Series C issued and
  outstanding; and 950 Series D issued
  and outstanding

Common Stock (no par value -               4,818,238            2,796,000
  75,000,000 shares authorized, 8,058,883
  issued and outstanding on September 30,
  1999, and 16,074,591 on December 31,
  1998)

Additional paid-in Capital                 3,938,180            3,821,812

Accumulated Deficit                         (725,707)          (1,409,433)

Subscription Receivable                     (120,000)            (120,000)
                                         -----------          -----------
     Total Stockholders' Equity           10,861,473            5,088,379
                                         -----------          -----------

     Total Liabilities & Stockholders'
      Equity                             $27,645,518          $16,312,361
                                         ===========          ===========

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT


                                       For the Nine Months Ended        For the Nine Months Ended
                                           September 30, 1999               September 30, 1998
                                               (Unaudited)                      (Unaudited)

Net Revenues                              $29,828,018                       $15,827,179

Operating Expenses
  Purchased Transportation & Rentals       12,589,165    42.2%                5,551,323    35.1%
  Salaries, Wages & Benefits                6,400,761    21.5%                4,004,267    25.3%
  Fuel                                      2,405,503     8.1%                1,562,002     9.9%
  Operating Supplies & Maintenance          1,102,553     3.7%                  859,398     5.4%
  Insurance & Claims                          881,603     3.0%                  417,072     2.6%
  Misc. Operating Expenses                    577,969     1.9%                  417,651     2.6%
  Taxes & Licenses                            416,033     1.4%                  328,037     2.1%
  Insurance Captive Expense                   815,158     2.7%                        -     0.0%
  Occupancy Costs                             262,117     0.9%                  201,657     1.3%
  Depreciation and Amortization             1,731,921     5.8%                1,194,541     7.5%
  General Administrative Expenses           1,810,006     6.1%                  622,071     3.9%
                                          -----------   ------              -----------   ------
     Total Operating Expenses              28,992,788    97.2%               15,158,019    95.8%

Operating Income                              835,230     2.8%                  669,160     4.2%

Interest Expense                             (596,048)   -2.0%                 (513,460)   -3.2%
Gain on Sale of Equipment                     404,954     1.4%                        -     0.0%
Interest Income                                13,691     0.0%                    1,748     0.0%
Other Income                                   25,899     0.1%                   52,511     0.3%
                                          -----------   ------              -----------   ------
Net Income Before Taxes                       683,726     2.3%                  209,959     1.3%

Provision for Income Taxes                    266,653     0.9%                   77,685     0.5%
Tax Benefit of Net Operating
  Loss Carryforward                          (266,653)   -0.9%                  (77,685)   -0.5%
                                          -----------   ------              -----------   ------
Net Income                                    683,726     2.3%                  209,960     1.3%

Accumulated Deficit - beginning            (1,409,434)                       (1,531,200)
                                          -----------                       -----------
Accumulated Deficit - ending                 (725,708)                       (1,321,240)
                                          ===========                       ===========

Basic Earnings per Share                         0.09                              0.01

Diluted Earnings per Share                       0.04                              0.01

Average Number of Shares                    7,876,381                        15,381,256
  Outstanding


                      U.S. TRUCKING, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT


                                       For the Three Months Ended       For the Three Months Ended
                                           September 30, 1999               September 30, 1998
                                               (Unaudited)                      (Unaudited)

Net Revenues                              $12,003,849                       $ 5,108,214

Operating Expenses
  Purchased Transportation & Rentals        5,501,283    45.8%                1,883,657    36.9%
  Salaries, Wages & Benefits                2,262,888    18.9%                1,337,344    26.2%
  Fuel                                        948,179     7.9%                  449,388     8.8%
  Operating Supplies & Maintenance            477,045     4.0%                  237,969     4.7%
  Insurance & Claims                          412,466     3.4%                   76,138     1.5%
  Misc. Operating Expenses                    277,138     2.3%                  123,964     2.4%
  Taxes & Licenses                            181,020     1.5%                  124,475     2.4%
  Insurance Captive Expense                   232,355     1.9%                        -     0.0%
  Occupancy Costs                              90,085     0.8%                   76,349     1.5%
  Depreciation and Amortization               585,204     4.9%                  380,721     7.5%
  General Administrative Expenses             740,835     6.2%                  210,506     4.1%
                                          -----------   ------              -----------   ------
     Total Operating Expenses              11,708,497    97.5%                4,900,511    95.9%

Operating Income                              295,352     2.5%                  207,703     4.1%

Interest Expense                             (217,576)   -1.8%                 (198,384)   -3.9%
Gain on Sale of Equipment                     280,840     2.3%                        -     0.0%
Interest Income                                11,266     0.1%                      549     0.0%
Other Income                                        -     0.0%                    7,270     0.1%
                                          -----------   ------              -----------   ------
Net Income Before Taxes                       369,882     3.1%                   17,138     0.3%

Provision for Income Taxes                    144,254     1.2%                    5,826     0.1%
Tax Benefit of Net Operating
  Loss Carryforward                          (144,254)   -1.2%                   (5,826)   -0.1%
                                          -----------   ------              -----------   ------
Net Income                                    369,882     3.1%                   17,138     0.3%

Accumulated Deficit - beginning            (1,095,590)                       (1,304,103)
                                          -----------                       -----------

Accumulated Deficit - ending                 (725,708)                       (1,321,241)
                                          ===========                       ===========

Basic Earnings per Share                         0.05                                 -

Diluted Earnings per Share                       0.02                                 -

Average Number of Shares                    7,149,404                        16,082,154
  Outstanding


                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                        For the Nine         For the Nine
                                        Months Ended         Months Ended
                                     September 30, 1999    September 30, 1998
                                         (Unaudited)          (Unaudited)

Cash Flows from Operating Activities
 Net Income                              $   683,726           $  209,960

Adjustments to Reconcile Net Income
 to Net Cash Provided by (Used in)
 Operating Activities

  Depreciation & Amortization              1,731,921            1,186,542
  Expense related to stock-based                   -               15,000
   compensation plan
  Gain on Sale of Equipment                 (404,954)                   -
   (Increase) Decrease - Assets
  Restricted Cash                           (485,108)            (314,332)
  Accounts Receivable                     (4,483,078)            (326,986)
  Notes Receivable                          (664,404)                   -
  Parts & Supply Inventory                   (39,870)             (15,689)
  Prepaid Expenses & Other Current
   Assets                                   (448,895)             (84,523)
  Increase (Decrease) - Liabilities
  Accounts Payable and Due to Factor        (110,457)             129,257
  Accrued Expenses and Other Liabilities     727,107               49,420
                                         -----------          -----------
     Total Adjustments                    (4,177,738)             638,689

Net Cash Provided by (Used in)
 Operating Activities                     (3,494,012)             848,649

Cash Flows from Investing Activities
  Reduction (Increase) in security
   deposit                                  (139,617)              (2,309)
  Purchase of Equipment                   (1,251,766)            (248,287)
  Net Accounts Receivable acquired
   from acquisition                         (352,974)                   -
  Sale of Transportation and Other
   Equipment                               1,255,160                    -
  Cash paid for acquisitions                (898,484)            (161,228)
  Payment for Refinancing of
   Acquisition Debt                                -              (55,274)
                                         -----------          -----------
Net Cash Used in Investing Activities    (1,387,681)            (467,098)

Subtotal                                 (4,175,745)             381,551

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)

                                        For the Nine         For the Nine
                                        Months Ending        Months Ending
                                     September 30, 1999    September 30, 1998
                                         (Unaudited)          (Unaudited)

Cash Flows from Financing Activities
  Proceeds from Revolving Credit Loan     20,602,120                    -
  Payments on Revolving Credit Loan      (17,567,955)                   -
  Proceeds from Long Term Debt Financing   1,071,229                    -
  Discount on Note Payable                    13,344                    -
  Issuance of Preferred Stock              2,665,462                    -
  Sale of Common Stock                       300,000              575,000
  Sale of Convertible Debenture            1,040,000                    -
  Conversion of stock options                 71,238                    -
  Paid in capital                            401,688                    -
  Principal Payments on Long-Term Debt    (2,168,727)            (656,755)
  Principal Payments on Capital Lease              -             (243,086)
   Obligations
                                         -----------          -----------

Net Cash Provided by (Used in)
 Financing Activities                      6,415,055             (311,497)

Net Increase (Decrease) in Cash            1,533,362               70,054

Cash at Beginning of Year                     22,976               60,099
                                         -----------          -----------

Cash at End of Period                    $ 1,556,338          $   130,153
                                         ===========          ===========

Supplementary Disclosure of Cash
Flow Information

Cash Paid during the period

  Interest Expense                       $   596,048          $   503,507
                                         ===========          ===========

  Income Taxes                           $         -
                                         ===========

                 U S TRUCKING, INC., AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1999


NOTE 1 - Basis of Presentation

The accompanying consolidated financial statements include the parent company, US Trucking, Inc. and its wholly owned subsidiaries, Gulf Northern Transport, Inc., ProStar, Inc., Mencor, Inc. and the US Trucking Captive Insurance Program (hereinafter collectively called the "Company"). All material inter-company items and transactions have been eliminated in consolidation.

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

NOTE 3 - Segment Information

Description of the types of services from which each reportable segment derives its revenues. The Company has four major business segments: long-haul trucking of refrigerated and nonrefrigerated products, interstate freight brokerage, trucking and brokerage agents program and a captive insurance program for liability insurance for the trucking industry. During the fourth quarter of 1998, the company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131).

The adoption of SFAS 131 requires the presentation of descriptive information about reportable segments which is consistent with that made available to the management of U.S. Trucking to assess performance. As a result of this change, the Company now reports information on its truck brokerage operation. In addition, during 1998, the company added the captive liability insurance program (business) and reports that segment's performance similarly. In determining the net income of each segment of the Company, 100% of the interest expense is allocated to long-haul trucking and the agents program and effective tax rates are determined for each business segment.

The Company evaluates performance and allocated resources based on net profit and loss from operations.

The Company's reportable segments are business units that offer different transportation services. The reportable segments are each managed separately because of their distinct differences in the operations.

NINE MONTHS ENDING SEPTEMBER 30, 1999

                           Long Haul     Agents      Truck      Liability
                            Trucking     Program    Brokerage   Insurance   Intersegment    Total
                           ----------   ---------   ---------   ---------   ------------  ----------
Sales                      23,195,461   1,459,227   4,521,499   1,485,780     (833,949)   29,828,018

Operating Income              420,589      65,450     266,151     184,978     (101,938)      835,230

Net Interest                  562,252       5,250       4,382           -       24,164       596,048

Pretax Net Income (Loss)      231,415      60,200     261,768     184,978      (54,635)      683,726

Net Income (Loss)             231,415      60,200     261,768     184,978      (54,635)      683,726

Assets                     22,368,773   1,328,057   1,778,527   2,170,161            0    27,645,518

Depreciation & Amorti-
  zation                    1,687,537       9,593      34,791           0                  1,731,921

Additions to long-lived
  Assets                      768,766     483,000           -           0                  1,251,766

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999

                           Long Haul     Agents      Truck      Liability
                            Trucking     Program    Brokerage   Insurance   Intersegment    Total
                           ----------   ---------   ---------   ---------   ------------  ----------
Sales                       8,482,941   1,459,227   2,008,086     548,566     (494,971)   12,003,849

Operating Income               72,622      65,450     175,661      83,557     (101,938)      295,352

Net Interest                  185,006       5,250       3,156           -       24,164       217,576

Pretax Net Income (Loss)      109,482      60,200     171,278      83,557      (54,635)      369,882

Net Income (Loss)             109,482      60,200     171,278      83,557      (54,635)      369,882

Assets                     22,368,773   1,328,057   1,778,527   2,170,161            0    27,645,518

Depreciation and Amorti-
 zation                       553,729       9,593      21,882                                585,204

Additions to long-lived
 assets                       524,093     483,000           -           -                  1,007,093

NINE MONTHS ENDING SEPTEMBER 30, 1998

                           Long Haul     Agents      Truck      Liability
                            Trucking     Program    Brokerage   Insurance   Intersegment    Total
                           ----------   ---------   ---------   ---------   ------------  ----------
Sales                      14,312,368               1,514,814                             15,827,182

Operating Income              661,467                   7,693                                669,160

Net Interest                  500,798                   2,709                                503,507

Pretax Net Income (Loss)      204,976           -       4,984                                209,960

Net Income (Loss)             204,976                   4,984                                209,960

Assets                     10,129,009                 324,466                             10,453,475

Depreciation & Amorti-
 zation                     1,184,481                   2,061                              1,186,542

Additions to long-lived
 Assets                       248,287                                                        248,287

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998

                           Long Haul     Agents      Truck      Liability
                            Trucking     Program    Brokerage   Insurance   Intersegment    Total
                           ----------   ---------   ---------   ---------   ------------  ----------
Sales                       4,798,660                 479,136                              5,277,796

Operating Income              208,554                  (4,934)                               203,620

Net Interest                  196,857                     976                                197,833

Pretax Net Income (Loss)       23,048                  (5,910)                                17,138

Net Income (Loss)              23,048                  (5,910)                                17,138

Assets                     10,129,009                 324,466                             10,453,475

Depreciation and Amorti-
 zation                       380,562                     687                                381,249

Additions to long-lived
 assets                       140,000                                                        140,000

NOTE 4 - Acquisition of Subsidiaries and other Assets and Liabilities

(A) The Company acquired the stock of Prostar, Inc., a South Carolina brokerage company effective April 22, 1999. The purchase price was $840,000 based on $340,000 cash and the issuance of 200,000 shares of the company's common stock valued at $2.50 per share. The purchase was allocated to the assets and liabilities acquired at their fair market values and $1,054,313 of goodwill was recognized. The goodwill is being amortized over fifteen years on a straight-line basis. $29,314 has been expensed during 1999. Adjustments if any, to the purchase price allocations are not expected to have a material impact on the accompanying consolidated financial statements.

(B) The Company completed the acquisition of a container freight hauling business located in South Carolina effective late June 1999. The purchase price was $950,000 based on $300,000 cash and 200,000 shares of the company's common stock valued at $3.25 per share. As of September 30, 1999, $146,057 of cash portion was still payable. This purchase of a business was recorded at its estimated fair value, at the acquisition date, in accordance with AFB Opinion 16 and $950,000 of goodwill was recognized. The goodwill is being amortized over fifteen years on a straight-line basis.

(C) Effective September 1999, U.S. Trucking, Inc. acquired certain assets and liabilities of Fulmer Transport, Inc., a Florida based transportation company. The purchase price was $1,500,000 based on $457,000 cash and 125,000 shares of the company's stock valued at $4.00 per share and payment of certain expenses to affect the acquisition. The purchase price was allocated to the assets and liabilities acquired at their fair market values and $865,057 of goodwill was recognized. The goodwill is amortized over fifteen years on a straight-line basis. $3,844 was expensed during the third quarter of 1999.

An allocation of the purchase price for each of the following transactions follow:

                                                            Fulmer
                         Prostar, Inc.     Rick Kelly    Transport, Inc.
                         -------------     ----------    ---------------

Assets:

Cash                         103,353
Restricted Cash              150,906               -
Accounts Receivable          109,624               -        2,051,701
Notes Receivable                                              361,800
Inventory                                          -
Transportation Equipment      15,795               -          463,000
Other Assets                  52,804               -
  Goodwill                 1,054,313         950,000          838,314
                           ---------         -------        ---------
Total                      1,486,795         950,000        3,714,815

Liabilities assumed,
 Equity and Cash Paid:

Liabilities assumed          645,795               -        2,214,815
Paid in Capital                1,000
Stock issued                 500,000         650,000          500,000
Cash Paid                    340,000         300,000          457,000
Other expenses                     -               -          543,000
                           ---------         -------        ---------
Total                      1,486,795         950,000        3,714,815


                           Historical                            Historical
                         U.S. Trucking,  Historical  Historical    Fulmar     Pro Forma   Pro Forma
                              Inc.        Prostar    Rick Kelly   Transport  Adjustments  Combined
                         --------------  ----------  ----------  ----------  -----------  ---------
Operating Revenues         22,984,116     5,784,179   3,456,200   14,007,581   (308,658)  45,923,418
Operating Expenses         22,748,055     5,623,895   3,093,344   14,023,538   (645,874)  44,842,958

Income (Loss) from
 Operations                   236,061       160,284     362,856      (15,957)   337,216    1,080,460

Other Income and Expenses
 Interest income                  126         5,104           -            -          -        5,230
 Interest Expense            (426,388)      (74,419)    (60,950)    (245,097)   129,584     (677,270)
 Other Income                 450,039         1,089           -       31,213          -      482,341

Net Loss on Disposition
 of Assets                          -                         -            -

Total Other income and
 expenses                      23,777       (68,226)    (60,950)    (213,884)   129,584     (189,699)

Net income (loss) before
 taxes                        259,838        92,058     301,906     (229,841)   466,800      890,761

Provision for income taxes   (122,345)      (31,300)    (68,648)           -          -      302,859

Benefit of net operating
 loss carryforward            122,345        31,300           -            -          -     (302,859)

Net income                    259,838        92,058     233,258     (229,841)   466,800      890,761

Net income per common
 share                          $0.02                                                          $0.11

Weighted average number
 of common shares           7,876,381                                                      8,076,381


                   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company's financial condition and results of operations for the nine months ended September 30, 1999, and 1998 should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto contained elsewhere in this report.

This Quarterly Report on Form 10-Q contains forward-looking statements. The words "believe," "expect," "anticipate", and similar expressions identify forward-looking statements, speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

GENERAL

The Company was established in January of 1997 by combining under U.S. Trucking-Nevada the operations of Gulf Northern Transport, a mid-to-long-haul truckload carrier and Mencor, Inc. a third party logistics (brokerage) company.

The Company's operating results include the results of the truckload, agent and container business of its operating subsidiary, Gulf Northern Transport, Inc., it's brokerage operations, Mencor, Inc. and ProStar Inc., and the Company's Captive Auto-Liability Insurance Program. The Company reported profits in the nine month and three month periods ended September 30, 1999, by increasing brokerage, agent and container owner-operator revenues and by adding new profit flow from its Captive Auto-Liability Insurance Program.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenues increased 88.5% to $29.8 million for the nine months ended September 30, 1999 from $15.8 million for the same period ended in 1998. The reason for this increase is attributed to five major factors: the Mid-Cal acquisition which occurred on December 30, 1998, the ProStar acquisition which occurred on April 22, 1999, the opening of an owner operator based container division in June 1999 ,the acquisition of Fulmer Transport, Inc. in September 1999 and the addition of a Captive Insurance Program in 1998. For the nine month period ended September 30, 1999 acquisitions increased company revenues over the same period in 1998 as follows: the Mid-Cal acquisition increased revenues by $6.6 million, the ProStar acquisition increased revenues by $3.1 million, the Fulmer Transport acquisition increased revenues by $1.5 million, the container division increased revenues by $1.2 million and revenues from the Captive Insurance Program increased $1.5 million.

Operating expenses increased by $13.8 million or 91.3% to $28.9 million for the nine months ended September 30, 1999 from $15.2 million for the same period in 1998. Operating expenses increased as a percentage of revenue to 97.2% for the nine months ended September 30, 1999 from 95.8% for the same period in 1998. The primary factor causing this increase was the increase in general and administrative expenses which increased as a percentage of revenue to 6.1% for the nine months ended September 30, 1999 from 3.9% for the same period in 1998. Management believes as revenues continue to increase, general and administrative expenses will start to decrease as a percentage of revenue because the costs of centralizing the general office and being a public company should level out going forward.

Purchased transportation increased by $7.0 million or 127% to $12.6 million or 42.2% of revenue for the nine months ended September 30, 1999 from $5.6 million or 35.1% of revenue for the same period ended in 1998. The reason for this increase is higher settlements incurred from increased revenues generated from brokerage, agents and container operations which historically have higher purchased transportation costs associated with them. Brokerage settlements increased by $2.8 million, agent settlements increased by $1.3 million and settlements paid to owner operators increased $1.2 million for the nine months ended September 30, 1999 compared to the same period in 1998.

Salaries, wages and benefits increased by $2.4 million to $6.4 million for the nine months ended September 30, 1999 from $4.0 million for the same period ended 1998 but decreased as percentage of revenue to 21.5% in 1999 compared to 25.3% in 1998. The reason for this decrease as percentage of revenue is increased revenues generated from brokerage, owner operators and agents which have much lower payroll costs associated with them.

Fuel expense increased by $843 thousand or 54% to $2.4 million for the nine months ended September 30, 1999 from $1.56 million for the same period ended in 1998 but decreased as a percentage of revenue to 8.1% for the nine months ended September 30, 1999 from 9.9% for the same period ended in 1998. Fuel expense decreased as percentage of revenue because of increased revenues generated by brokerage, agents and owner operators which have no fuel costs associated with them.

Operating supplies and maintenance increased by $243 thousand or 28.3% to $1.1 million for the nine months ended September 30, 1999 from $860 thousand for the same period ended in 1998 but decreased as a percentage of revenue to 3.7% for the nine months ended September 30, 1999 from 5.4% for the same period ended in 1998. The reason for the decrease as a percentage of revenue is due to increased revenues generated by brokerage, agents and owner operators which have minor maintenance costs associated with them.

Insurance captive expense increased by $815 thousand to 2.7% of revenues for the nine months ended September 30, 1999. The reason for the increase is a change in accounting treatment for captive insurance that wasn't put into effect until the 1998 year end. For the nine months ended September 30, 1998 all revenues and direct costs were reported at net as a decrease in insurance expense. Beginning year end 1998 all premiums written from third party truckers were classified as revenues and all costs associated with that revenue were classified as captive insurance expense.

Depreciation and amortization increased by $540 thousand or 45.2% to $1.73 million for the nine months ended September 30, 1999 from $1.19 million for the same period ended in 1998 but decreased as a percentage of revenue to 5.8% for the nine months ended September 30, 1999 from 7.5% for the same period in 1998. The reason for this decrease as percentage of revenue is due to increased revenues generated by brokerage, agents and owner operators which have minimal depreciation costs associated with them. It should be noted however that amortization expense increased $150 thousand to $306 thousand for the nine months ended September 30, 1999 from $156 thousand for the same period ended in 1998.

Interest expense increased $83 thousand or 16.1% to $596 thousand for the nine months ended September 30, 1999 from $513 thousand for the same period ended in 1998 but decreased as percentage of revenue to 2.0% for the nine months ended September 30, 1999 from 3.2% for the same period ended in 1998. The reason for this decrease as a percentage of revenue is due to increased revenues generated from brokerage, agents and owner operators which have minimal interest expense associated with revenue equipment debt.

General and administrative expenses increased $530 thousand or 252% to $740 thousand or 6.2% of revenues for the nine months ended September 30, 1999, from $211 thousand or 3.9% of revenues for the same period ended in 1998. The primary reason for this increase as a percentage in revenue is that legal, accounting and consulting expenses increased by $350 thousand to $381 thousand for the nine months ended September 30, 1999, from $31 thousand for the same period ended in 1998.

Gain on sale of equipment increased by $405 thousand for the nine months ended September 30, 1999 in comparison to no gain in the same period in 1998. The company was able to sell its unutilized and older equipment that had low book values for amounts substantial enough to recognize gains.

Net income increased $474 thousand or 225% to $684 thousand for the nine months ended September 30, 1999 from $210 thousand for the same period ended in 1998. The primary reason for this increase is attributed to the gain on sales mentioned previously.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Revenues increased 135% to $12.0 million for the three months ended September 30, 1999 from $5.5 million for the same period ended in 1998. The reason for this increase is attributed to five major factors: the Mid-Cal acquisition which occurred on December 30, 1998, the ProStar acquisition which occurred on April 22, 1999, the opening of an owner operator based container division in June 1999, the acquisition of Fulmer Transport, Inc. in September 1999 and the addition of an Captive Insurance Program in 1998. The Mid-Cal acquisition increased revenues by $2.15 million, the ProStar acquisition increased revenues by $1.53 million, the Fulmer Transport acquisition increased revenues by $1.5 million, the opening of a container division increased revenues by $1.0 million and revenues from the Captive Insurance Program increased by $549 thousand.

Operating expenses increased $6.8 million or 138.9% to $11.7 million for the three months ended September 30, 1999 from $4.9 million for the same period ended in 1998. Operating expenses increased as percentage of revenue to 97.5% for the three months ended September 30, 1999 from 95.9% for the same period in 1998. The one primary factor causing this increase was the increase in general and administrative expenses which increased as a percentage of revenue to 6.2% for the three months ended September 30, 1999 from 4.1% for the same period in 1998. Management feels as revenues continue to increase, general and administrative expenses will start to decrease as percentage of revenue because the costs of centralizing the general office and being a public company should level out going forward.

Purchased transportation increased by $3.62 million or 192% to $5.5 million or 45.8% of revenue for the three months ended September 30, 1999 from $1.89 million or 36.9% of revenue for the same period ended in 1998. The reason for this increase is higher settlements incurred from increased revenues generated from brokerage, agents and container operations which historically have higher purchased transportation costs associated with them. Brokerage settlements increased by $1.34 million, agent settlements increased by $1.3 million and settlements paid to owner operators increased $720 thousand for the three months ended September 30, 1999 compared to the same period in 1998.

Salaries, wages and benefits increased by $926 thousand to $2.26 million for the three months ended September 30, 1999 from $1.34 million for the same period ended 1998 but decreased as percentage of revenue to 18.9% in 1999 compared to 26.2% in 1998. The reason for this decrease as percentage of revenue is increased revenues generated from brokerage, owner operators and agents which have much lower payroll costs associated with them.

Fuel expense increased by $499 thousand or 110% to $948 thousand for the three months ended September 30, 1999 from $449 thousand for the same period ended in 1998 but decreased as a percentage of revenue to 7.9% for the three months ended September 30, 1999 from 8.8% for the same period ended in 1998. Fuel expense decreased as percentage of revenue because of increased revenues generated by brokerage, agents and owner operators which have no fuel costs associated with them.

Operating supplies and maintenance increased by $239 thousand or 100.5% to $477 thousand for the three months ended September 30, 1999 from $238 thousand for the same period ended in 1998 but decreased as percentage of revenue to 4.0% for the three months ended September 30, 1999 from 4.7% for the same period ended in 1998. The reason for the decrease as a percentage of revenue is due to increased revenues generated by brokerage, agents and owner operators which have minor maintenance costs associated with them.

Insurance captive expense increased by $232 thousand to 1.9% of revenues for the three months ended September 30, 1999. The reason for the increase is a change in accounting treatment for captive insurance that wasn't put into effect until the 1998-year end. For the three months ended September 30, 1998 all revenues and direct costs were reported at net as a decrease in insurance expense. Beginning year end 1998 all premiums written from third party truckers were classified as revenues and all costs associated with that revenue were classified as captive insurance expense.

Depreciation and amortization increased by $205 thousand or 54.7% to $585 thousand for the three months ended September 30, 1999 from $381 thousand for the same period ended in 1998 but decreased as a percentage of revenue to 4.9% for the three months ended September 30, 1999 from 7.5% for the same period in 1998. The reason for this decrease as percentage of revenue is due to increased revenues generated by brokerage, agents and owner operators which have minimal depreciation costs associated with them. It should be noted however that amortization expense increased $124 thousand to $178 thousand for the three months ended September 30, 1999 from $54 thousand for the same period ended in 1998.

General and administrative expenses increased $1.19 million or 191% to $1.8 million or 6.1% of revenues for the nine months ended September 30, 1999, from $622 thousand or 3.9% of revenues for the same period ended in 1998. The primary reason for this increase as a percentage in revenue is that legal, accounting and consulting expenses increased by $784 thousand and $906 thousand for the nine months ended September 30, 1999, from $122 thousand for the same period ended in 1998.

Interest expense increased by $20 thousand or 9.7% to $218 thousand for the three months ended September 30, 1999 from $198 thousand for the same period ended in 1998 but decreased as percentage of revenue to 1.8% for the three months ended September 30, 1999 from 3.9% for the same period ended in 1998.

The reason for this decrease as a percentage of revenue is due to increased revenues generated from brokerage, agents and owner operators which have minimal interest expense associated with revenue equipment debt.

Gain on sale of equipment increased by $281 thousand for the three months ended September 30, 1999 in comparison to no gains for the same period in 1998. The company was able to sell its unutilized and older equipment that had low book values for amounts substantial enough to recognize gains

Net income increased $352 thousand to $370 thousand for the three months ended September 30, 1999 from $17 thousand for the same period ended in 1998. The primary reason for this increase is attributed to the gain on sales mentioned in the paragraph above.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999 the Company had a working capital surplus of $1,065,473 as compared to a deficit of $1,912,731 at December 31, 1998. The Company's working capital improved primarily due to $1,104,114 received from the sale of transportation equipment in February 1999, $1,864,700 received from the sale of Series B Preferred Stock, $800,000 received from the sale of Series D Preferred Stock, $300,000 from the sale of common stock and $1,040,000 from the sale of convertible debentures. Historically, the Company has had a working capital deficit but has been able to meet its obligations as they come due by utilizing its revolving credit facility with General Electric Capital Corporation (after December 22, 1998) and its receivable factoring arrangement with Transport Clearings (prior to December 22, 1998). In addition, the Company has relied on equity investments from outside investors to facilitate our cash flows. In order to continue with its growth plans, the Company intends to continually raise additional funds through the private placement of equity and/or debt securities, which will depend upon prevailing market conditions, the market price of common stock and other factors over which the Company has no control. Since September 30, 1999, the Company has raised $2,300,000 in gross proceeds from the sale of Series E Preferred Convertible Stock, $550,000 in gross proceeds from the sale of convertible debentures and $2,000,000 in proceeds from the sale of common stock. In addition, since September 30, 1999, $600,000 of convertible debentures have been converted to 263,360 shares of common stock.

During the nine month period ended September 30, 1999, cash flows from operating activities decreased $4.34 million, from $847 thousand provided by operating activities, to $3.49 million net cash used by operations from the same period in 1998. Accounts receivable increased by $4.5 million for the nine months ending September 30, 1999 compared to a $320 thousand increase for the corresponding period in the prior year. The primary reason for the increase was added revenues from the Mid-Cal, ProStar and Fulmer Transport acquisitions. Accruals for independent contractor settlements, brokerage freight settlements, and company driver payroll resulted in cash inflows of $645 thousand, as compared to $49 thousand in accruals for these items in the prior period. The reason for this increase is from the acquisitions previously mentioned. Increase in notes receivable decreased cash flows $664,404 for the nine months ended September 30, 1999, in comparison to zero for the prior year. These notes are the result of equipment sales and notes receivable inherited from the Fulmer Transport acquisition. Also, the Company sold refrigerated trailers obtained in the Mid-Cal to Freedom Leasing for $1.1 million. The Company recorded a $124 thousand gain on sale for this transaction and decreased our annual debt service by $78 thousand. In addition, the Company sold unutilized and older equipment. Because of the low book values, the Company recognized gains in the amount of $281 thousand during September 1999.

Cash flows in investing activities increased by $920 thousand from net cash used of $467 thousand for the nine months ended September 30, 1998 to a net cash used of $1.387 million for the same period ending in 1999. One reason for this change was the net increase in fixed assets acquired of $1 million for the nine months ended September 30, 1999 compared to the same period in 1998.This increase is reflected by the purchase of a new computer system along with fixed assets acquired in the Fulmer Transport acquisition. The sale of equipment to Freedom Leasing mentioned in the preceding paragraph created $1.1 million of cash inflows and $899 thousand in cash has been used to fund the acquisitions of ProStar, the container division and Fulmer Transport .

Cash flows provided by financing activities increased $6.7 million during the period from a net cash outflow of $312 thousand for the nine months ended September 30, 1998 to a net cash inflow of $6.4 million for the same period in 1999. In addition to the sales of preferred stock and convertible debentures discussed above, the Company received a $372 thousand capital contribution during the first quarter of 1999. Principal payments on long term debt increased by $1.51 million, from $657 thousand for the nine months ended September 30, 1998 to $2.17 million for the same period in 1999. The reason for this increase is twofold. One is more debt was inherited from the Mid-Cal acquisition, thus more principal payments had to be made, and secondly $848 thousand of debt was paid down on the sale of 35 refrigerated trailers to Freedom Leasing in February 1999. One other item which significantly changed cash flow from a financing perspective was the increase in debt relating to the revolving credit facility with General Electric Capital Corporation. This created a $3.1 million increase in cash flow for the nine months ended September 30, 1999 and can be directly linked to the increase in accounts receivable created by the Mid-Cal, ProStar, container division and Fulmer Transport acquisitions.

The Company completed a working capital financing agreement with General Electric Capital Corporation on December 21, 1998. The transaction involved a revolving credit facility in an amount up to $5,000,000 which replaced the previous accounts receivable factoring facility. The term of the agreement is for three years, with interest charges on amounts borrowed at the lender's index rate (commercial paper rate) plus 4.5%. As of June 30, 1999, $1.8 million was outstanding on the line. While General Electric Capital Corporation increased our credit facility to $7,000,000 in September, the Company believes that this will not be sufficient to handle internal and acquisition growth for the remainder of 1999. While the Company believes General Electric Capital Corporation may increase our line further, there is no assurance this will happen. In the event this does not happen, the Company will have to rely on capital infusions from other sources.

The Company also completed two sale leaseback agreements and a total long-term debt restructuring agreement with General Electric Capital Corporation on December 22, 1998. The first lease agreement involved the trade-in of seventeen older road tractors for twenty newer tractors. The amount received on trade-in totaled $288,000, with the new lease after sale-leaseback requiring $1,150,000 in rental payments. The term of the lease is for 48 months with monthly payments of $22,500. The second lease agreement involved the trade-in of 87 older refrigerated and dry van trailers for 43 new refrigerated and 20 new dry van trailers. The amount received on trade-in totaled $349,000, with the new lease after sale-leaseback requiring $2,500,000 in rental payments. The term of this lease is 72 months with monthly payments of $38,500. General Electric Capital Corporation also refinanced all other long-term debt. The total debt refinanced amounted to $3.2 million, payable over 36 months with monthly payments of $105,000.

The foregoing transactions have yielded savings in repairs and maintenance but the Company is not satisfied with the condition of the fleet. Accordingly, the Company has ordered 100 year 2000 Volvo tractors, which when delivered with the trade-in of all units year 1996 or older will make our tractor fleet much more efficient and productive. General Electric Capital Corporation will be lessor of record for the new fair market value lease with an aggregate cost of $8.4 million, a lease term of 48 months and monthly payments of $138 thousand. This arrangement requires a 10% advance to General Electric Capital Corporation to be held as security for the our performance under each lease. At the end of the lease term, the Company will have an option to 1) purchase the equipment at the fair market value, 2) return the equipment to General Electric Capital Corporation or 3) renew the lease at the then fair market value rental rate. The Company believes this transaction will result in higher equipment utilization and lower repair and maintenance costs and will increase cash flow by $600 thousand annually. The 10% advance held as security by General Electric Capital Corporation will be funded through an engine rebate from Volvo Trucks North America, Inc. and the sale of a convertible debenture. The Company believes that the amounts received for trade-in's will be sufficient to pay off debt associated with them, currently $2.3 million. The equipment debt left after trade-in's can be met through operating cash flows. If the Company can't meet debt obligations or other capital commitments through operating cash flows, capital infusions or debt refinancings will need to be effected. The Company cannot give any assurance this will happen. In addition, approximately $4.9 million of the above described debt comes due within the next three years. While the Company anticipates General Electric Capital Corporation or another lender will be willing to refinance the debt remaining at such time, there can be no assurances that this will happen.

INFLATION

Many of the Company's operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's business during the nine months ended September 30, 1999, were negligible.

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

YEAR 2000 ISSUE

YEAR 2000

The Year 2000 issue concerns the inability of computer systems to recognize and process date-sensitive information after 1999 due to the use of only the last two numbers to refer to a year. This problem could affect both software and hardware systems, resulting in equipment shutdowns, miscalculations, inability to process data and/or disruption of operations (e.g. billing, dispatch, settlement functions) as the Year 2000 approaches.

While we do not have a formal remediation plan related to Y2K readiness, we recently upgraded our hardware systems and associated software with Y2K compliant systems and software. All material company information technology functions are handled by this new system, including initiation of loads, dispatch, vehicle maintenance, electronic data interchange, fueling, billing, accounts payable and receivable, general ledger functions and preparation of financial statements. The system has been certified as Y2K compliant by the
provider.   We have also reviewed the risks associated with microprocessors embedded in tractor engines and other components, terminal facilities and telecommunications and other office equipment and determined that such systems are either relatively new and were designed to be Year 2000 compliant or are otherwise at low risk of a service-interrupting failure. We do not have a written contingency plan in the event one of our systems fails.

We have surveyed all third parties (shippers and suppliers) with whom we have a material relationship which could be impacted by their failure to be Y2K compliant. While we do not have written assurances from such parties, we have had extensive communications with certain of them to confirm Y2K readiness, including our primary lender, our primary fuel and driver advance provider and our twelve most important customers. They have all indicated that they are Y2K compliant and we do not anticipate any interruption of service. The primary risk associated with a Y2K failure with any of these third parties would be the inability to communicate through electronic data interchange, which is how we effect draws on our line of credit which finances daily operations, how we effect driver fuel payments and advances, and how we process customer freight pickup and delivery information. In the event of failure of EDI functions we will perform tasks through telephonic and telecopy communications, assuming power and telephone services are functioning. This may result in an immaterial amount of additional personnel costs and could result in short term disruptions in the pickup and delivery of customer shipments due to s short-term inability to effectively communicate with customers, in receiving funds required to finance our business and in delivering to drivers funds required to complete freight pickups and deliveries.

The worst case scenario relating to Year 2000 compliance is the possibility of service disruption from third-party suppliers of telecommunications, utilities, fueling and financial services. This scenario could result in the short term inability to deliver freight for shippers. This would result in lost or delayed freight revenues, the amount of which would be dependent upon the length and nature of the disruption, which cannot be predicted or estimated due to the nature and number of variables and uncertainties. There can be no assurances that management or our third party suppliers have identified and corrected all material internal or third party Y2K issues and there cannot be any assurances that a Y2K problem will not have an adverse effect on the our business.

The final cost of the new systems will be approximately $400,000 (financed over three years), which costs will be capitalized.

                       PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

During the three months ended September 30, 1999, the Company issued securities in three transactions pursuant to the exemption offered by Section 4(2) of the Securities Act of 1933, and three transactions pursuant to Rule 506 under Regulation D.

The securities sold pursuant to Section 4(2) included 50,000 shares of common stock sold to one accredited investor for $50,000 in cash, 100,000 shares issued to an accredited investor upon conversion of a $300,000 promissory note, and a $550,000 Convertible Debenture issued to an accredited investor. In each of these transactions the investor was provided with information on the Company and each person executed a document in which they represented that they were purchasing the securities for investment only and not for the purpose of resale or distribution. The appropriate restrictive legend was placed on the certificates for the securities and stop transfer orders were issued to the transfer agent for the common stock transactions.

The securities sold pursuant to Rule 506 included 100,000 shares of common stock issued to one accredited investor for $300,000 in cash, 1,100 shares of Series B convertible Preferred Stock sold to two accredited investors for $1,100,000 in cash, and 950 shares of Series D Convertible Preferred Stock sold to two accredited investors for $950,000 in cash. The investors who purchased the 1,100 shares of Series B also received 146,667 warrants to purchase the Company's common stock at a price of $2.59 per share and the investors who purchase the 950 shares of Series D also received 126,668 warrants to purchase the Company's common stock at a price of $2.59 per share. In each of these transactions the investor was provided with information on the Company and each person executed an agreement in which they represented that they were purchasing the securities for investment only and not for the purpose of resale or distribution. A Form D was filed with the Securities and Exchange Commission for each of these transactions and the appropriate restrictive legend was placed on the certificates for the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

EXHIBIT
NUMBER       DESCRIPTION                          LOCATION

 3.7         Articles of Amendment dated          Filed herewith
             September 10, 1999, regarding        electronically
             Series D Preferred Stock

 3.8         Articles of Amendment dated          Filed herewith
             November 8, 1999, regarding          electronically
             Series E Preferred Stock

27           Financial Data Schedule              Filed herewith
                                                  electronically

(b)  Reports on Form 8-K.  None.






                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Issuer caused this Report to be signed on it's behalf by the undersigned, thereunto duly authorized.

                                U.S. TRUCKING, INC.



                                By:/s/ Dan L. Pixler
                                   Dan L. Pixler, Chief Executive Officer



                                By:/s/ John Ragland
                                   John Ragland, Chief Financial Officer


Dated:  November 17, 1999