Form 10KSB40
period 1999-12-31
U S TRUCKING INC
filed 2000-05-15
CIK 820408

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from _________ to __________

                           Commission File No. 33-9640-LA

                               U.S. TRUCKING, INC.
                 --------------------------------------------
                 Name of Small Business Issuer in its Charter

            Colorado                                    68-0133692
-------------------------------               -----------------------------
  State or Other Jurisdiction                 I.R.S. Employer Identification
of Incorporation or Organization                         Number

                          550 Long Point Road, Suite C
                       Mt. Pleasant, South Carolina 29464
           ----------------------------------------------------------
           Address of Principal Executive Offices, Including Zip Code

Registrant's telephone number, including area code: (843) 972-2055

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The Issuer's revenues for the most recent fiscal year were $44,628,631.

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of April 27, 2000, 9,282,761 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $14,300,000.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One:)  Yes [ ]    No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     U.S. Trucking is a non-asset based freight transportation and brokerage services provider. We transport and arrange for the transportation of full truckloads of both refrigerated and non-refrigerated commodities over various distances on a nationwide basis.

     Our truckload division operates approximately 445 tractors and 337 trailers through independent contractors and agent operators.

     We intend to expand our business through internal growth and acquisitions. The transportation industry is highly fragmented, which provides a large number of acquisition opportunities. We are primarily interested in medium to long haul truckload carriers, container and freight brokerage operations, with annual revenues of not less than $5.0 million.

                  HISTORY AND DEVELOPMENT OF U.S. TRUCKING

     U.S. Trucking, a Colorado corporation, was incorporated in Colorado under the name Northern Dancer, Inc. in January 1987 for the purpose of acquiring an operating company. It completed a small public offering in 1988. In September 1998 it completed a reverse acquisition of U.S. Trucking, Inc., a Nevada corporation, which is now a wholly-owned subsidiary. U.S. Trucking-Nevada has two operating subsidiaries which it acquired in early 1997 just after it was incorporated. These are Gulf Northern and Mencor. We have since added two other operating subsidiaries. These are Prostar, Inc. and UST Logistics, Inc. UST was formerly Checkmate Truck Brokerage, Inc. and Maverick Truck Brokerage, Inc.

     Our primary operating subsidiary, Gulf Northern, has operated as a truckload carrier since it was formed in 1991. Current management purchased Gulf Northern in 1995. Except as discussed below, in the past three years there have been no material developments in the Gulf Northern business in terms of reorganizations, management changes or operations. In an effort to increase the size and scope of its business and to obtain access to expansion capital, its management sold it to U.S. Trucking-Nevada in early 1997 in exchange for a 25% ownership interest in U.S. Trucking-Nevada. The remainder of U.S. Trucking-Nevada was owned by U.S. Transportation Systems, Inc., at the time, a publicly-traded transportation company. In exchange for its ownership interest in U.S. Trucking-Nevada, U.S. Transportation Systems had contributed to U.S. Trucking-Nevada certain assets and liabilities of Jay and Jay Transportation, Inc. and Translynx Express, Inc. Jay and Jay was a New York based short-haul truckload carrier operating primarily in the Northeast. Translynx offered roller-bed truckload services, primarily to UPS between Florida and Kentucky. The Translynx business was discontinued in early 1998.

     As it became clear that the expected benefits from affiliating with U.S. Transportation Services would not be forthcoming, Messrs. Huff and Pixler arranged for Logistics Management, LLC to repurchase the majority position held by U.S. Transportation Systems.

     Since September 1998 we have significantly expanded the size and scope of our business through five acquisitions. In December 1998 we acquired the assets of Mid-Cal Express, Inc., a California based long-haul truckload carrier, for 400,000 shares of our common stock and the assumption of approximately $5.7 million of obligations. This acquisition expanded the scope of our services from coast-to-coast and into Canada, and increased our average length haul.

     In April 1999 we acquired Prostar, Inc., a South Carolina based freight brokerage business with approximately $6 million in annual revenues, for $300,000 cash and 200,000 shares of common stock.

     In June 1999 we acquired the intermodal business of Excalibur Express, Inc., a Charleston, SC based company with approximately $6 million annual revenues, for 200,000 shares of common stock and $300,000 cash.

     In August 1999 we acquired the freight agent business of Fulmer Trucking, Inc., a Florida based $24 million revenue company. In connection with this acquisition we opened nine new agency facilities at various locations throughout the U.S. We paid cash and assumed or paid liabilities in an aggregate amount of $1,806,789 for this acquisition.

     As of December 1999 we transferred our tractor and trailer fleet to One-Way Logistics, Inc., which acts as our agent for our truckload delivery business.

     In February 2000, we acquired the freight brokerage business of Checkmate Truck Brokerage, Inc. and Maverick Truck Brokerage, Inc., Florida-based freight brokerage companies with combined revenues of $23 million. We paid $1.0 million cash (subject to reduction for closing date balance sheet requirements) and 385,000 shares of our common stock for these companies. This acquisition added offices in Florida, Arizona, Texas and Washington.

THE TRUCKLOAD SEGMENT OF THE TRANSPORTATION INDUSTRY

     The for-hire truckload market segment of the transportation industry accounted for approximately $65 billion of revenue in 1998. The truckload transportation industry currently is undergoing changes that affect both shippers and carriers. Shippers, which are the customers of trucking companies, have been focusing their capital resources on their primary businesses and are outsourcing their transportation requirements. Shippers increasingly have been seeking to reduce the number of authorized carriers they utilize and to establish service-based, long-term relationships with smaller groups of preferred or "core carriers" who are often able to provide a wide range of services. In order to compete with shippers for preferred or core carrier status, a carrier must have sufficient available equipment and drivers to meet the shippers' requirements. While the truckload transportation market remains highly fragmented, there is an emerging trend among carriers toward consolidation in order to become better positioned with customers as core carriers. Carriers are also consolidating to take advantage of economies of scale in purchasing equipment, in purchasing insurance, and in recruiting and retaining drivers.

     The truckload transportation market generally consists of a service-sensitive segment and a price-sensitive segment. Shippers of high value or time-sensitive goods tend to be more concerned with the service capability of the carrier than simply obtaining the lowest priced transportation. In many cases, carriers choose either to provide premium service and charge rates consistent with that service or to compete primarily on the basis of price. The truckload market is further segmented on the basis of length of haul. In the long haul market, the average length of haul is greater than 1,500 miles. In this segment, truckload carriers compete with air freight on the basis of lower prices and with railroads on the basis of time of delivery. In the medium-to-long haul segment, the average length of haul ranges from 750 miles to 1,500 miles. U.S. Trucking's average length of haul is approximately 1,000 miles.

     We also operate a container division from our Charleston, SC location, the third largest port in the U.S. Also known as "intermodal" transportation, this business primarily involves transporting container loads between port destinations for export and import locations, either in Charleston or a final destination elsewhere in the U.S. We have container terminals in Baltimore, Maryland, Savannah, Georgia, Wilmington, N.C., Chicago, IL., and Newark, N.J.

TRANSPORTATION BROKERAGE SERVICES

     We offer transportation brokerage services through our wholly-owned subsidiaries Mencor, Inc., Prostar, Inc., and UST Logistics, Inc., the acquisition vehicle for our recent purchases of Checkmate and Maverick. These companies provide return hauls for common carriers and corporations transporting their own goods which have completed their initial delivery. This enables the carrier to cover the cost of returning to their home location. For this service we receive the difference between the amount we pay the returning shipper or carrier to effect the move, and the amount we receive from the shipper. Mencor was incorporated as an Arkansas corporation in 1994 by Roxanne Pixler and Michael Menor. They sold Mencor to U.S. Trucking-Nevada in the transaction discussed above in which Gulf Northern was sold. The Mencor business has been integrated with Prostar to improve customer service.

     Prostar was incorporated as a South Carolina corporation in October 1996. Checkmate and Maverick were incorporated as Florida corporations in February 1983 and April 1996, respectively.

AGENT PROGRAM

     In 1999 we instituted an agent program, pursuant to which we allow small carriers to operate under our authority as an agent. In this program the agent provides its customers and business. We collect all of the revenue from the shippers and pay the agent 85-89% of the revenue less certain expenses we pay such as fuel costs and pallet costs. We provide the agent with liability insurance coverage and certain administrative services such as billing and collecting receivables. We also provide the agent with access to our other insurance coverages such as medical and hospitalization insurance. The agent is required to deposit one percent (1%) of its revenue in an escrow to cover any bad debts, and it must pay all cash expenses including tolls, tractor washes, and any of its own other operating expenses.

     With the recent transfer of our transportation equipment to One-Way Logistics, all of our truckload business is effected through agents.

INSURANCE

     In 1998 we commenced offering auto/truck liability insurance to other transportation companies in order to take advantage of the underwriting profit potential of our captive insurance program. Policies are for $1 million, combined, single limit. Insured companies must abide by our safety and maintenance manual procedures in order to obtain insurance under the program. American Financial Services, Inc. acts as program manager and Transportation Underwriters Agency serves as broker. American negotiates pricing with the front end carrier and monitors claims, regulatory filings and policy issuance. American has also developed other insurance products which we are now offering, e.g. excess and umbrella liability insurance. Legion Insurance Company is the front-end carrier and receives a fee for issuing policies and monitoring claims administration and aggregate reinsurance. Transportation Underwriters Agency pays us fees for various services relating to the program, and we also profit under the program to the extent payouts and other expenses are less than premiums.

OPERATING STRATEGY

     Our operating segments focus on providing a high level of transportation services to a diverse customer base ensuring consistent growth opportunities in our over the road operation, our intermodal segment, our brokerage logistics segment and our auto liability captive insurance segment. Throughout 1999 we made a concerted effort to move into the non-asset based business segments (i.e. increase in intermodal utilizing owner operators and in the increase of our agent program and brokerage segment) both of which are margin based and are providing avenues for improved profits. At the beginning of 1999 less than 15% of our revenues came from the non-asset based segments (intermodal and brokerage logistics). The planned move in the non-asset based businesses help US Trucking lower its operating expenses as a percent of revenue and reduce our dependency on driver recruiting.

     We seek to provide premium service with commensurate rates, rather than compete primarily on the basis of price. The principle elements of US Trucking's service include: regional terminals to facilitate the intermodal operations, brokerage operations and a single terminal to facilitate the over the road operations. Our company operates late model equipment in the over the road operation utilizing fully integrated computer systems with onboard communications systems and utilizes regional terminals to facilitate the intermodal operations and the brokerage logistics operations providing the ability to respond promptly to customers' requirements and to meet increases in business opportunity quickly.

     Our auto liability captive insurance segment compliments the transportation segments of our company by offering auto liability coverage to selected individual third party companies which the company earns fees from by allowing a related party company to use its captive insurance facility.

     We believe that our operating strategy positions us to capitalize on evolving trends in the transportation industry. In particular the increase in world trade provides unlimited opportunities in the intermodal segment and the need to provide full logistical services to multi level customers seeking to reduce cost through outsourcing which affords us unlimited opportunities in the brokerage logistics segment. Our auto liability captive insurance program allows us to control our insurance cost and also provides a profitable business segment. As a medium sized transportation provider with the capability to offer a wide range of premium services, we are well positioned to capitalize on current trends.

ACQUISITION STRATEGY

     We are actively seeking acquisition candidates in the container, freight brokerage and truckload segments of the transportation industry. We are primarily seeking targets with not less than $5.0 million in annual revenues.

     We intend to use a combination of cash, stock, debt and equity securities to facilitate our acquisition and expansion plans. No assurance can be given that we will be able to effect this strategy.

MARKETING

     We market high quality, "just-in-time", temperature-sensitive and dry freight truckload services in the truckload carrier market.

     Our operations are nationwide, with an emphasis on the Midwest, Southeast and Northeast United States. We believe that we have established a presence in these regions and have developed a competitive ability for the return shipment of goods, which reduces the amount of empty truck miles and increases overall productivity and profitability.

     Marketing personnel emphasize our commitment to high levels of service, flexibility, responsiveness, analytical planning and information management in order to position us to serve customers' demands for time definite pickup and delivery. Our marketing personnel seek to strengthen our position with existing customers and establish ourselves with prospective customers.

     We maintain a strong commitment to expanding our relationships with existing customers. Customer shipping patterns are monitored daily, allowing us flexibility in responding rapidly to the varying service demands of our customers. We have written motor carrier contracts with many of our customers. The contracts generally specify lanes (i.e. regions) to be serviced and negotiated price agreements; they do not have any provision regarding the volume to be carried.

OPERATIONS

     Each of our terminals is headed by a terminal manager. Some locations include maintenance facilities and driver lounges, and all are active in the recruiting of drivers and all provide local or regional customer service and dispatch functions.

     We are in the process of outsourcing many of our "backroom" functions to Professional Transportation Group Ltd., Inc., an Atlanta-based transportation company majority owned by Logistics Management, LLC, our majority shareholder. We are effecting this change to take advantage of the superior computer and communications systems of PTG over the systems we have inherited through our acquisitions. The functions which will be migrated to PTG include accounting, payroll, dispatch and safety. We will pay PTG a fee of 3% of the amounts PTG bills for us in consideration of such services. In connection with this relationship we will also be given use of up to 150 Qualcomm tracking satellite units for use with company tractors.

DRIVERS

     All of the drivers used by our agents must meet specific guidelines relating primarily to safety record, driving experience and personal evaluation, including DOT mandated drug testing and personal background checks. We recruit and retain drivers by offering competitive compensation packages, purchasing quality tractors and equipping them with optimal comfort and safety features such as air-conditioning, power steering, engine brakes and sleeper cabs, generating driver friendly freight, maintaining an open door policy, paying bonuses, providing a stock ownership program, and emphasizing training and retention programs. We maintain experienced driver recruiters.

     We require that prospective drivers have a minimum of one year of truck driving experience in order to be considered for a position. In addition, new drivers are required to meet all DOT requirements. Upon hiring a driver, we conduct an orientation program covering such topics as our business, policies, procedures, safety, benefits, maintenance and operation of equipment.

     Our drivers and independent contractors are paid a percentage of loaded revenue, and/or cents per mile. Drivers can earn bonuses on a per mile basis for safety, paperwork, compliance and number of miles driven each year. All employees, including drivers, will be eligible to participate in our 401(k) plan and health and life insurance plans.

     Although we currently have an adequate number of drivers, there can be no assurance that we will not be affected by a shortage of qualified drivers in the future. Significant driver turnover is a problem within the industry as a whole. In addition, the trucking industry is experiencing a diminished workforce of qualified drivers. As a result, we must compete with other transportation service companies for the available drivers. We anticipate that the intense competition for qualified drivers in the trucking industry will continue.

     In addition to our driver employees, we contract with a select group of independent contractors who own and operate their own tractors and trailers. Our selection process for independent owner-operators is substantially the same as the process for employees. Each owner-operator is required to enter into an owner-operator lease agreement which is cancelable by either party upon thirty days notice. The owner-operators provide us with an additional source of drivers, particularly during periods of peak demand for transportation services.

INSURANCE AND SAFETY

     Our safety department is responsible for training and supervising personnel to keep safety awareness at its highest level. We have implemented an active safety and loss prevention program at our corporate headquarters and all of our terminals. The emphasis on safety begins in the hiring and continues in orientation, safety training, and drug testing. Newly hired drivers, regardless of experience level, must participate in a training program.

     Our safety and loss prevention program is comprised of the ongoing education, training and retraining of drivers regarding safe vehicle operation, loading and unloading procedures, and accident reporting. It also includes random drug testing. The program is overseen by our Director of

Safety. It is our policy to reward drivers who have satisfied safety performance goals. Safe-driver awards are presented based upon the number of miles a driver or owner-operator accumulates in service without a "chargeable accident" as defined by DOT regulations. Awards are presented on an annual basis and consist of cash payments.

     We have implemented a written disciplinary system for our employee drivers and owner-operators. Pursuant to this system, disciplinary action ranges from written warnings to immediate termination depending on the frequency and severity of the offense. The most serious offenses include violations of local, state or federal regulations while on duty, unauthorized use of equipment, willful or negligent damage of equipment or property or injury to another person, carrying, possessing or being under the influence of intoxicants or narcotics while on duty or on our premises, possession of firearms or other lethal weapons while on duty or while on our premises and other similar offenses. Our Director of Safety continuously monitors driver performance and makes recommendations to our executive officers regarding employment and retention of drivers.

     We are committed to securing appropriate insurance coverage at cost-effective rates. The primary risks that arise in the trucking industry consist of cargo loss and damage, personal injury, property damage and workers' compensation claims. We maintain insurance that we believe is adequate to cover our potential liabilities and risks.

     We have set up captive insurance arrangements with an insurance company pursuant to which we make monthly payments into a loss reserve fund in addition to the payments we make to the insurance company. The fund is then used to pay off claims for liability to third parties for personal injuries and property damage up to $100,000 per occurrence and up to an aggregate of $615,000. Any claims in excess of these limits are covered by insurance up to $1 million per occurrence. To the extent that the annual claims are less than the amount projected by the insurance company, we receive back a portion of the reserve fund.

     We also have an insurance policy which covers cargo loss and damage up to $250,000 per occurrence, and an insurance policy which covers workmen's compensation claims in amounts from $100,000 to $500,000, depending on the state where the worker lives.

FUEL MANAGEMENT

     Motor carrier service is dependent upon the availability of diesel fuel. We manage fuel purchases by directing our drivers to certain truck stops along designated routes that give us certain discounts in return for volume purchases on a recurring basis. Through the use of computerized monitoring devices imbedded in the engines of our tractors, we monitor fuel usage, miles per gallon, cost per mile, and cost per gallon. We have not experienced any difficulty in maintaining fuel supplies sufficient to support our operations. Historically, we have been able to pass on a portion of fuel price increases to our customers. Nevertheless, shortages of fuel, increases in fuel prices or fuel tax rates or rationing of petroleum products could have a material adverse effect on our operations and profitability.

COMPETITION

     The trucking industry is highly competitive and fragmented. We compete primarily with other medium to long-haul, temperature-controlled and dry truckload carriers; internal shipping conducted by existing and potential customers and, to a lesser extent, railroads and air transportation. Although the general effect of deregulation of the trucking industry during the 1980's created substantial downward pressure on the industry's rate structure, we believe that competition for the freight transported by us is based primarily on quality of service, such as just-in-time performance, and, to a lesser degree, on freight rates. There are a number of other trucking companies which have substantially greater financial resources, operate more equipment or carry a larger volume of freight than we do. We also compete with other motor carriers in hiring qualified drivers. Our primary emphasis is service, especially to its core carrier customers, rather than price alone. However, the industry in which we operate is extremely price sensitive and we are responsive to competitive price pressures.

REGULATION

     The trucking industry is subject to regulatory oversight and legislative changes which can affect the economics of the industry by requiring certain operating practices or influencing the demand for, and the costs of providing, services to shippers. The Department of Transportation of the United States, as well as various state agencies that have jurisdiction over us, have broad powers, generally governing such matters as authority to engage in motor carrier operations, rates and charges, certain mergers, consolidations and acquisitions, and periodic financial reporting. Rates and charges are not directly regulated by these authorities. As primarily a contract carrier, we negotiate competitive rates directly with customers as opposed to relying on schedule tariffs. State agencies impose tax, license and bonding requirements.

     The Motor Carrier Act of 1980 commenced a program to increase competition among motor carriers and to diminish regulation in the industry. Following this deregulation, applicants have more easily been able to obtain DOT operating authority, and interstate motor carriers have been able to impose certain rate changes without DOT approval. The Motor Carrier Act also removed many route and commodity restrictions on transportation of freight. Gulf Northern has held specific commodity and territory authority from the Illinois Commerce Commission since 1939. Gulf Northern holds authority to carry general commodities throughout the 48 contiguous states, as both a common and contract carrier, and it holds various intrastate authorities.

     Under the Negotiated Rates Act of 1993, certain procedures must be followed for resolving claims involving unfiled, negotiated transportation rates. Generally, when a claim is made by a motor carrier of property for the collection of rates and charges in addition to those originally billed and collected by the carrier, the person against whom the claim is made may elect to satisfy the claim pursuant to certain provisions specified in the Negotiated Rates Act. The Negotiated Rates Act specifies the types of disputes to be resolved by the ICC and allows for the nonpayment of the disputed additional compensation until the dispute is resolved. We believe that we are in compliance in all material respects with the provisions of the Negotiated Rates Act.

     Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Such matters as weight and dimensions of equipment are also subject to federal and state regulation. All of our drivers are required to obtain national commercial driver's licenses pursuant to regulations promulgated by the DOT. DOT regulations impose mandatory drug testing of drivers. We have implemented a random drug-testing program in accordance with these regulations. In addition, we are required to implement alcohol and drug rules imposed by the DOT which prohibit any alcohol or drug use prior to and during driving and while performing safety-sensitive functions such as loading, unloading, inspecting, waiting for dispatch, resting in a sleeper birth, and other specified times. We comply with all applicable regulations imposed on our employees and owner-operators. The DOT's national commercial driver's license, drug testing requirements and new alcohol and drug-use regulations have not to date and are not expected to adversely affect the availability to us of qualified drivers.

     Our operations are subject to federal, state and local laws and regulations concerning the environment. We have not received any notices from any regulatory authority relating to any violation of any environmental law and incur no material costs specifically related to compliance with such laws.

EMPLOYEES

     We employ 225 persons, of whom 121 are Company drivers, seven are shop personnel, 66 are in operations dispatch or brokerage and 3 administrative responsible for safety, billing, accounting and collections. None of our employees are represented by a collective bargaining unit and we have never experienced a work stoppage. We believe that our relations with our employees is good.

ITEM 2.   DESCRIPTION OF PROPERTY.

     All of our offices and terminals are leased. Our executive office is located in Mt. Pleasant, South Carolina, where billing, collections, brokerage, banking and overall management of U.S. Trucking take place. The lease, which expires February 1, 2001, covers 4,000 square feet of rental space and provides for monthly rent of $6,380. We believe that this facility is adequate for our present needs. We recently consolidated payroll, dispatch and certain administrative functions in our Wisconsin Rapids office and closed our Los Angeles and Savannah offices.

     We also maintain the following other office, terminal and warehouse locations:

            Location                             Description
            --------                             -----------

    Wisconsin Rapids, Wisconsin     A 3,000 square foot office, a 9,800 square
                                    foot warehouse, and a four bay repair shop leased for $6,500 per month. This facility is owned by Messrs. Huff and Pixler.

    Mt. Pleasant, South Carolina    Container division office (1,800 square
                                    feet) and drop yard leased for $2,500
                                    per month

    Jacksonville, Florida           A 375 square foot office and a
                                    1,125 square foot warehouse leased
                                    for $1,003 per month


     We also have agent, container and brokerage offices in Alabama, Arizona, Arkansas, Florida, Georgia, Illinois, Missouri, New Jersey, North Carolina, South Carolina, Tennessee, Texas, and Washington.

ITEM 3.  LEGAL PROCEEDINGS.

     We have been from time to time a party to litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight, and litigation relating to transactions as to which its affiliates have been involved. We are not party to any litigation which, individually or in the aggregate, management believes will have a material adverse effect on our financial condition or operations. We maintain insurance that we believe is adequate to cover our liability risks. See "BUSINESS-SAFETY AND INSURANCE."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5.  MARKET PRICES AND DIVIDENDS.

     Our common stock trades in the over-the-counter market, under the symbol "USTK". There were no quotations for the common stock during the last three years until after the closing of the reverse acquisition of U.S. Trucking-Nevada. Quotations resumed during September 1998. The following table shows the high and low bid prices for the common stock for the periods indicated as reported by the OTC Bulletin Board. These prices are believed to be inter-dealer quotations and do not include retail mark-ups, mark-downs, or other fees or commissions, and may not represent actual transactions.

             Quarter Ended                   High Bid     Low Bid
             --------------                  --------     -------
             September 30, 1998              $1.875       $0.002
             December 31, 1998               $4.50        $0.75

             March 31, 1999                  $5.68        $3.00
             June 30, 1999                   $3.75        $2.31
             September 30, 1999              $4.72        $2.625
             December 31, 1999               $4.56        $2.50

     As of March 28, 2000, we had 310 shareholders of record. This does not include shareholders who hold stock in their accounts at broker/dealers.

     Holders of Common Stock are entitled to receive dividends declared by our board of directors. No dividends have been paid on our common stock and no dividends are anticipated to be paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following discussion in conjunction with the Consolidated Financial Statements, including the footnotes, and understand that this discussion is qualified in its entirety by the foregoing and other more detailed financial information appearing elsewhere herein. Historical results of operations and the percentage relationships among any amounts included in the Consolidated Statement of Operations, and any trends which may appear to be inferable therefrom, should not be taken as being necessarily indicative of trends of operations or results of operations for any future periods.

     These and other statements, which are not historical facts, are based largely on current expectations and assumptions of management and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. Assumptions and risks related to forward-looking statements, include that we are pursuing a growth strategy that relies in part on the completion of acquisitions of companies in the trucking, logistics and intermodal segments of the transportation industry.

     Assumptions relating to forward-looking statements involve judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many which are beyond our control. When used in this Annual Report, the words "estimates", "projects", and "expect" and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in the forward-looking information will be realized.

     Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impacts of which may cause us to alter our business strategy, which may in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as our representation that statements contained in this Annual Report speak only as of the date of this Annual Report, and we do not have any obligation to publicly update or revise any of these forward-looking statements.

     Such statements may include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation and plans relating to the foregoing. Statements in the Company's Form 10-KSB, including Notes to the Consolidated Financial Results of Operations, describe factors, among others, that could contribute to or cause such differences.

     Tax Benefit. During 1999, because of acquisitions made by the company, it became more likely than not that the net operating loss carryovers generated from 1995 to 1999 would be fully used by the time the loss utilization periods expired. Accordingly, the income tax benefit was included in income during 1999.

     Prior to 1999, US Trucking incurred net operating losses for tax purposes. Because it did not appear likely that the benefit of such losses would be used before their expiration dates, we had limited the income tax benefit recognized in the financial statements for those net operating losses by establishing a valuation allowance for deferred tax assets.

     The Emerging Issues Task Force addressed the accounting for decreases in deferred tax asset valuation allowances established in a purchase business combination as a result of a change in tax regulations and reached a consensus that the change in the valuation amount should be recognized through the statement of operations.

GENERAL

     U.S. Trucking, Inc. was established in January of 1997 by combining under U S Trucking-Nevada the operations of Gulf Northern Transport, a mid-to-long-haul truckload carrier and Mencor, Inc. a third party logististics (brokerage) company. During 1999, we acquired Prostar, Inc. (a brokerage company) and merged Mencor, Inc. into Prostar, Inc.

     U.S. Trucking, Inc.s' operating results are driven by the results of the truckload business of its operating subsidiary, Gulf Northern Transport, Inc., our Captive auto liability insurance program, it's brokerage operations (ProStar Inc.), implementation of an agent program, and the purchase of a intermodal line of business. The Company reported a profit in each of the years ended 1999 and 1998.

RESULTS OF OPERATIONS

     The following table sets forth items in the Consolidated Statement of Operations for the years ended December 31, 1999 and 1998 as a percentage of operating revenues.


                                                             1999         1998
                                                            ------       ------
OPERATING REVENUES                                          100.0%       100.0%


PURCHASED TRANSPORTATION & RENTALS                           46.8%        34.5%
OPERATING SUPPLIES AND MAINTENANCE                            3.9%         5.2%
FUEL                                                          7.4%         9.6%
INSURANCE AND CLAIMS                                          6.2%         6.2%
DEPRECIATION AND AMORTIZATION                                 6.5%         6.8%


TAXES AND LICENSES                                             1.7%         2.2%
OCCUPANY COSTS                                                 0.9%         1.3%
SALARIES, WAGES AND BENEFITS                                  20.7%        24.8%
MISCELLANEOUS OPERATING EXPENSES                               2.0%         2.6%
ADMINISTRATIVE EXPENSES                                        6.4%         4.1%

TOTAL EXPENSES                                               102.5%        97.3%

OPERATING INCOME                                              -2.5%         2.7%

INTEREST EXPENSE                                              -2.5%        -3.3%
OTHER INCOME                                                   2.7%         1.0%

INCOME ( LOSS ) BEFORE INCOME TAXES                           -2.3%         0.4%

INCOME TAXES ( BENEFIT )                                       2.6%         0.0%

 NET INCOME                                                    0.3%         0.0%


Year ended December 31, 1999 vs. 1998

     Operating revenues. Total operating revenue increased from $22.04 million in 1998 to $44.74 million, or 102.9% in 1999. The reasons for this increase are the acquisitions of Prostar, Inc., a line of business of Excalibur Express, Inc. and Fulmer Transport, Inc. in 1999 and the inclusion of a full year of revenue from the Mid-Cal acquisition which occurred in December 1998. In addition, revenues from the Captive Insurance Program increased from $1.75 million in 1998 to $4.08 million in 1999.

     Purchased transportation and rentals. Purchased transportation and rentals increased from $7.59 million in 1998 to $20.95 million or 175% in 1999. As a percentage of operating revenue, purchased transportation and rentals increased from 34.5% in 1998 to 46.8% in 1999. Changes in the fleet mix from company owned trucks to brokerage and owner operators as a result of the acquisitions in 1999 and the increase in operating lease expense from the Mid-Cal acquisition in December 1998 resulted in the increase in purchase transportation as a percentage of sales. Freight settlements from brokerage operations increased from $1.64 million in 1998 to $4.92 million in 1999. Settlements paid to independent contractors increased from $5.54 million in 1998 to $8.23 million in 1999. Agent settlements as a result of the Fulmer Transport, Inc. acquisition increased from zero in 1998 to $5.80 million in 1999. Tractor and trailer operating leases as a result from the Mid-Cal acquisition and additional equipment leased in December 1998 increased from $.34 million in 1998 to $1.71 million in 1999.

     Salaries, wages and benefits. Salaries, wages and benefits increased from $5.47 million in 1998 to $9.26 million or 69.0% in 1999. Salaries, wages and benefits as a percentage of total operating revenue decreased from 24.8% in 1998 to 20.7% in 1999. The decrease as a percentage of operating revenue is attributed to the change in revenue mix discussed in the preceding paragraph.

     Fuel. Fuel expense increased from $2.10 million in 1998 to $3.29 million or 56.4% in 1999. Fuel as a percentage of total operating revenue decreased from 9.6% in 1998 to 7.4% in 1999. The decrease as a percentage of revenue is attributed to the change in revenue mix in the preceding paragraph. However, fuel as a percentage of revenue generated from company owned tractors increased from 16.8% in 1998 to 20.6% in 1999. This can be attributed to the increase of fuel costs, which have increased approximately 40% over the prior year. Should fuel costs remain at levels realized in the fourth quarter of 1999, we may not be able to transfer all these additional costs to our customers. As a result, future operations could be negatively impacted.

     Operating supplies and maintenance. Operating supplies and maintenance increased from $1.14 million in 1998 to $1.73 million or 52.3% in 1999. Operating supplies and maintenance as a percentage of total operating revenue decreased from 5.2% in 1998 to 3.9% in 1999. The decrease as a percentage of total operating revenue is attributed to the change in mix of revenues generated between company equipment, owner operators and brokerage services.

     Insurance and claims. Insurance and claims increased from $1.36 million in 1998 to $2.76 million or 102% in 1999. Insurance and claims as a percentage of total operating revenue remained constant in 1999 when compared to 1998.

     Miscellaneous operating expenses. Miscellaneous operating expenses increased from $566 thousand in 1998 to $877 thousand or 55% in 1999. Miscellaneous operating expenses as a percentage of revenue decreased from 2.6% in 1998 to 2.0% in 1999. The decrease as a percentage of revenue is attributed to the change in revenue mix discussed in preceding paragraphs.

     Taxes and licenses. Taxes and licenses increased from $475 thousand in 1998 to $779 thousand or 64% in 1999. Taxes and licenses as a percentage of total operating revenue decreased from 2.2% in 1998 to 1.7% in 1999. The decrease as a percentage of total operating revenue is attributed to the change in revenue mix discussed previously.

     Depreciation and amortization. Depreciation and amortization increased from $1.62 million in 1998 to $2.92 million or 80.6% in 1999. Depreciation and amortization as a percentage of total operating revenue decreased from 7.3% in 1998 to 6.5% in 1999. The decrease as a percentage of total operating revenue is attributed to the change in revenue mix explained earlier. Depreciation expense increased from $1.46 million in 1998 to $2.3 million in 1999. The reason for this increase can be directly attributed to the Mid-Cal acquisition in December 1998. Amortization expense increased from $153 thousand in 1998 to $606 thousand in 1999. The reason for this increase is from the goodwill created from the Mid-Cal, Prostar, Excalibur Express, and Fulmer acquisitions.

     General and administrative. General and administrative expenses increased from $899 thousand in 1998 to $2.89 million or 221% in 1999. General and administrative as a percentage of total operating revenue increased from 4.1% in 1998 to 6.5% in 1999. The increase as a percentage of operating revenue can be attributed to increased costs of being a public company. Travel expense increased from $120 thousand in 1998 to $440 thousand in 1999. A substantial portion of the increase in travel expenses relates to new company acquisitions and raising capital. Investment banking and public market fees increased from zero in 1998 to $563 thousand in 1999. Legal and accounting increased from $165 thousand in 1998 to $456 thousand in 1999. Another factor not related to being a public entity was bad debt expense which increased from $40 thousand in 1998 to $250 thousand in 1999.

     Operating income (loss). Operating income(loss) decreased from $632 thousand or 2.9% of total operating revenues in 1998 to $(1.12) million or (2.5%) of total operating revenue in 1999. This decrease as a percentage of total operating revenue can be attributed to the various factors discussed above.

     Interest. Interest expense increased from $732 thousand in 1998 to $1.12 million or 52.8% in 1999. Interest expense as a percentage of total operating revenue decreased from 3.3% in 1998 to 2.5 % in 1999. The decrease as a percentage of total operating revenue is due to increased revenues generated from brokerage, agents and owner operators which have minimal interest expense associated with revenue equipment debt.

     Interest and other income. Interest income increased from $1.6 thousand in 1998 to 28 thousand in 1999. Other income increased from $221 thousand in 1998 to $1.2 million in 1999. Other income as a percentage of total operating revenue increased from 1.0% in 1998 to 2.7% in 1999. The increase as a percentage of total operating revenue is attributed to gains on sale of equipment and marketable securities which have increased from zero in 1998 to $1.01 million in 1999.

Net income decreased from $122 thousand in 1998 to $107 thousand in 1999. There are two primary factors that produced our profit in 1999. One is the gain on sale of equipment and securities mentioned in the preceding paragraph and the other is the reduction in the valuation allowance that relates to our net operating loss carryforwards of which we recognized a benefit of $1.14 million.

Liquidity and Capital Resources

In accordance with our strategic goals, we have experienced significant growth during the year 1999. The growth has been achieved mainly through acquisitions of transportation companies that meet our growth and earnings criteria. The acquisitions have required a substantial cash investment. Aside from the cash acquisition costs, we have invested in computer hardware and software development and office equipment in order to support the business growth.

     The funding for this expansion came from the sale of common and preferred stock, the issuance of convertible debentures, borrowings on our revolving line of credit and sales of revenue equipment.

     Net cash (used) in operating activities amounted to ($8,888,602) for the year-end December 31, 1999 compared to net cash of $415,032 provided by operating activities for the year-end December 31, 1998. The decrease in cash provided by operations is primarily attributable to an increase in notes receivable-related parties related to the sale of revenue equipment, a gain on disposal of equipment, an increase in deferred taxes, an increase in restricted cash, offset by deprecation and amortization, an increase in accounts payable and accrued expenses and a decrease in prepaid expenses and other assets.

     Net cash flows from investing activities amounted to (1,142,000). The primary reason for this was the sale of transportation equipment offset by the cash expended on acquiring businesses and the purchase of marketable securities, the purchase of new equipment and the investments in software development.

     Net cash flows from financing activities produced $10,015,500 for the year ended December 31, 1999 compared to a net cash outflow of $129,500 for the year ended December 31, 1998. During 1999, the Company sold $4,632,000 of Preferred Stock net of issuance costs, $2,149,000 Common Stock and received a capital contribution of $401,700. The Company also issued $2,250,000 of convertible debentures offset by a redemption of $800,000 of the debentures, a net reduction in existing long term debt of $2,561,000 and the incurrence of a note receivable for $997,000 net of collections.

     We expect to continue to acquire transportation companies that meet our revenue and profitability criteria. During the first quarter of 2000, we purchased Checkmate/Maverick Truck Brokerage Inc., a $22 million national brokerage company with regional offices in Florida, Texas, Arizona and Washington. We expect to be able to fund this acquisition and other potential acquisitions by the sale of common stock, preferred stock or the issuance of convertible debentures. There is no assurance that the we will find additional suitable acquisition candidates or raise the necessary funds with which to accomplish future acquisitions.

     We believes that we will be able to finance our needs for working capital, facilities improvements, and software development with cash flows from operations, borrowings under the line of credit, and the sale of debt or equity securities. Over the long term, we expect we will be required to make capital improvements that may require us to seek additional debt financing or equity capital.

     The availability of debt financing or equity capital will depend upon our financial condition and results of operations as well as the prevailing market conditions, the market price of our common stock and other factors over which we have little or no control.

ITEM 7.  FINANCIAL STATEMENTS.

     The Report of Independent Public Accountants appears at page F-1 and the Financial Statements and Notes to Financial Statements appear at pages F-2 through F-40 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no changes in or disagreements with accountants on accounting and financial disclosure required to be reported.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND OFFICERS

     Our Directors and Executive Officers are as follows:

NAME                    AGE      POSITIONS HELD
----                    ---      --------------

Danny L. Pixler         51       President, CEO and Director

W. Anthony Huff         38       Executive Vice President and Chairman
                                  of the Board

John Ragland            34       Chief Financial Officer

Rick Kelly              46       Vice President of Operations

     There is no family relationship between any Director or Executive Officer of U.S. Trucking, Inc.

     We have audit and compensation committees which both consist of Danny L. Pixler and W. Anthony Huff.

     Set forth below are the names of our directors and executive officers, all positions and offices with us held by each such person, the period during which he has served as such, and the principal occupations and employment of such persons during at least the last five years:

     DANNY L. PIXLER has served as the President, CEO and a director of U.S. Trucking, Inc. since September 8, 1998, when we completed our acquisition of U.S. Trucking-Nevada. He has served as President, Secretary and Treasurer of U.S. Trucking-Nevada since February 1997, and as a Director since May 1998. He served as Vice President and a director of Mencor from March 1994 until July 1998 when he became President. He has served as President, CEO and director of Gulf Northern since March 1995. From January 1993 until March 1994, he served as President of Joseph Land Group, a transportation company with annual sales of approximately $130 million. From 1989 until 1993, he served as President of Apple Lines, Inc., a truckload refrigerated carrier with $16 million in revenues. From 1983 until 1989, he was employed by D.F.C. Transportation, the transportation division of Dean Foods, Inc., where his final position was Executive Vice President and General Manager responsible for the company's truckload division with annual sales of $80 million.

     W. ANTHONY HUFF has served as our Executive Vice President and Chairman of the Board since September 8, 1998. He has provided various administrative services to U.S. Trucking-Nevada since February 1997 and has served as Executive Vice President and a Director since May 1998. He has also provided various services to Gulf Northern since March 1995 and he has served as a Director since February 1996 and as Vice President since June 1998. Mr. Huff has also served as Vice President and Assistant Secretary of Mencor since June 1998. Mr. Huff manages our offshore captive insurance programs and investments. From approximately November 1995 until January 1997, he served as President and a director of United Acquisition Corp. II, a company formed to acquire companies in the trucking business. From February 1992 until December 1996, Mr. Huff served as President of the North American Trucking Association, an association of independent truckers engaged in the business of providing administrative and financial services to its members. Mr. Huff spends approximately 60% of his time on our business and the remainder of his time consulting with various other companies.

     Due to a large judgment awarded against Mr. Huff in 1994 resulting from Mr. Huff's guaranty of a defaulted bank loan for a company of which he was a shareholder, Mr. Huff filed for personal bankruptcy under Chapter 7 of the U.S. Bankruptcy Code in 1994. Discharge was granted in 1995. Corporate Insurance Services, a company of which Mr. Huff was President and owner, was also a guarantor of this debt and also filed for bankruptcy at this time in a Chapter 11 proceeding later converted to a Chapter 7 proceeding. Mr. Huff was a minority shareholder and provided services to the company relating to store location and development, but was not otherwise involved in management of the company.

     JOHN RAGLAND has served as our Chief Financial Officer since September 8, 1998. He has served as the Controller of Gulf Northern since June 1996, and as Secretary-Treasurer since June 1998. He has also served as the Chief Financial Officer and Treasurer of U.S. Trucking-Nevada since May 1998. From May 1996 until October 1996, he served as Chief Financial Officer of United Acquisition Corp. II, a company formed to acquire companies in the trucking business. From August 1994 until June 1996 he was the Chief Financial Officer of the North American Trucking Association, a trade group, and he was also the Chief Financial Officer of All-Risk Services, an insurance agency, during the same period. From 1991 to July 1994, he was a staff accountant with Watkins, Buckles & Travis, Certified Public Accountants.

     RICK KELLY has served as Vice President, Operations for Gulf Northern since November, 1999. Prior to that he served as President of our intermodal division, which commenced operations in June 1999. From September 1996 through June 1999 he owned and operated Excalibur Express, Inc., a $7 million revenue intermodal transportation company based in Charleston, SC. From November 1995 to September 1996 he was Vice President, Southeast Region for Rocor, Inc., a $450 million truckload/intermodal carrier, wherein he was responsible for operations at 17 terminals contributing $30 million in revenues. From 1992 through November 1995 he served as terminal manager in Charleston, and then Vice President, Operations, for Ty Pruitt, Inc., a $50 million intermodal/truckload carrier. From 1983-1992 he was President and Chief Executive Officer for GFC Trucklines, a $7 million regional short-haul truckload and intermodal carrier based in Charleston, SC.

     Our executive officers hold office until the next annual meeting of the Directors. We have agreements with Messrs. Pixler and Huff whereby we are required to use our best efforts to elect and retain them as members of the Board of Directors as long as they are guarantors as to any U.S. Trucking or affiliated debt. There are no other arrangements or understandings between any director or executive officer and any other person pursuant to which any of the above-named executive officers or directors or nominees was selected as an officer or director or nominee for director.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following tables set forth information regarding executive compensation for U.S. Trucking, Inc.'s President and Chief Executive Officer and each other executive officer who received total annual salary and bonus in excess of $100,000 for any of the years ended December 31, 1999, 1998 or 1997.

                           Summary Compensation Table

                                             Long-term Compensation
                                             Awards         Payouts
                                             ------------------------
                                                     Securi-
                      Annual Compensation            ties
                     ---------------------  Re-      Underly-        All
                                   Other    strict-  ing             Other
Name and                           Annual   ed       Options/  LTIP  Com-
Principal                          Compen-  Stock    SARs      Pay-  pensa-
Position     Year  Salary   Bonus  sation   Award(s) (Number)  outs  tion
----------   ----  -------- -----  -------  -------- --------  ----- ------
Danny L.     1999  $105,000  --    $6,000(1)   --     250,000    --    --
 Pixler,     1998  $105,000  --    $6,000(1)   --     100,000    --    --
 President   1997  $105,000  --    $6,000(1)   --       --       --    --

--------------

(1) Represents $500 per month car allowance.

                    Aggregated Option Exercises in Year Ended
              December 31, 1998 and December 31, 1998 Option Values

                                        Securities Under-  Value of Unexer-
                      Shares            lying Unexercised   cised in-the
                     Acquired                Options        Money Options/
                        On                 at 12/31/99       at 12/31/99
                     Exercise   Value      Exercisable/      Exercisable/
      Name           (Number)  Realized   Unexercisable     Unexercisable
      ----           --------  --------  ----------------  ----------------
Danny L. Pixler         -0-    $  -0-    100,000 / 250,000  $245,000 / 0

                         Options / Grants in Last Fiscal Year

                                Individual Grants
                    Number of       % of Total
                    Securities       Options
                    Underlying      Granted to     Exercise or
                     Options       Employees in    Base Price     Expiration
      Name          Granted(#)      Fiscal Year      ($/sh)          Date
      ----         ------------    ------------    -----------    ----------
Danny L. Pixler      250,000            50%           $3.00         4/27/04


EMPLOYMENT AGREEMENTS

     We have entered into a five year employment agreement with Danny L. Pixler commencing September 9, 1998, which provides for an annual salary of $105,000 with annual increases of not less than 3%. The agreement also provides that Mr. Pixler will receive a new car every three years and all vehicle expenses incurred on our business or an auto allowance not to exceed $550 per month.

     We have entered into a five year employment agreement with W. Anthony Huff commencing September 9, 1998, which provides for an annual salary of $52,000 with annual increases of not less than 3%.

     We have entered into a three year employment agreement with John Ragland commencing September 9, 1998, which provides for an annual salary of $75,000 with annual increases of not less than 3%. The agreement also provides that Mr. Ragland will be provided a company car and reimbursement of his vehicle expenses incurred on our business.

     These employment agreements are terminable by us for certain specified reasons, including disability, fraud, conviction of a felony and substance abuse. They also contain covenants not to compete during the term of the agreements.

STOCK OPTION PLAN

     During September 1998, the board of directors adopted the stock option plan of U.S. Trucking-Nevada as our stock option plan, and we assumed the obligations represented by 1,500,000 options which were already outstanding. These options have an exercise price of $0.30. The plan authorizes the issuance of options to purchase up to 2,500,000 shares of our common stock. An additional 500,000 options have been granted under the plan at an exercise price of $3.00.

     The plan allows the Board to grant stock options from time to time to employees, officers, directors and consultants of U.S. Trucking. The board has the power to determine at the time that the option is granted whether the option will be an incentive stock option, an option which qualifies under Section 422 of the Internal Revenue Code of 1986, or an option which is not an incentive stock option. Vesting provisions are determined by the board at the time options are granted. The option price for any incentive stock option will be no less than the fair market value of the common stock on the date the option is granted, while other options may be granted at any exercise price.

     Options granted under the plan with an exercise price less than the fair market value on the date of grant, will require us to record an expense upon the grant of options equal to the difference between the market value of the option shares and the exercise price of the options. Generally, there will be no federal income tax consequences to us in connection with incentive stock options granted under the plan. With regard to options that are not incentive stock options, we will ordinarily be entitled to deductions for income tax purposes of the amount that option holders report as ordinary income upon the exercise of such options, in the year such income is reported.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 30, 2000, the stock ownership of each person known by us to be the beneficial owner of five percent or more of the our common stock, all directors individually and all directors and executive officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                              Per-
                                              centage
                              Amount of       of Class
Name and Address of           Beneficial      Prior
Beneficial owner              Ownership       to Sales
-------------------           ----------      --------
Principal Shareholders
 and Management:
----------------------
Logistics Management,
 L.L.C. (1)                    5,750,000 (2)   57.6%
10602 Timberwood Circle #9
Louisville, KY  40223

Danny L. Pixler                3,225,000 (3)   32.3%
Suite 216
3125 Ashley Phosphate Road
North Charleston, SC  29418

W. Anthony Huff                3,225,000 (4)   32.3%
10602 Timberwood Circle #9
Louisville, KY  40223

All Directors and Executive    6,450,000 (3)   60.3%
Officers as a Group                      (4)
(3 Persons)

----------------

*    Less than 1%.

(1) Logistics Management, L.L.C. is 50% owned jointly by Danny and Roxanne Pixler, the wife of Danny L. Pixler, and 50% owned by Association Services, Inc., which is 100% owned by the Huff Grandchildren's Trust.

(2) Includes 3,600,000 shares which may be acquired within 60 days by exchanging 360,000 shares of Series A Preferred Stock for 3,600,000 shares of common stock. Does not include 900,000 shares of our Series A Preferred Stock held by Logistics Management, LLC, which represents 9,000,000 votes and which is exchangeable for up to 9,000,000 shares of U.S. Trucking common stock when certain revenue targets are achieved. See "DESCRIPTION OF SECURITIES."

(3) Represents a 50% beneficial interest in the shares held by Logistics Management, LLC and options to purchase 350,000 shares of Common Stock. Does not include 25,000 shares of Series C Preferred Stock held by Danny Pixler which carry 2,500,000 votes.

(4) Represents a 50% beneficial interest in the shares held by Logistics Management, L.L.C. and options to purchase 350,000 shares of Common Stock. Does not include 25,000 shares of Series C Preferred Stock held by Huff Grandchildren's Trust which carry 2,500,000 votes, of which Mr. Huff is co-trustee.

     There are no known agreements, the operation of which may at a subsequent date result in a change in control of U.S. Trucking.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In March 1998, Gulf Northern leased three 1995 Volvo tractors from Danny L. Pixler under a one year lease agreement that specifies monthly payments of $4,047 and provides for annual renewals. Under the lease agreement, Gulf Northern is required to pay for all expenses associated with the tractors including maintenance, insurance, permits, licenses and other operating expenses.

     In September 1998, Gulf Northern leased six 1994 Kenworth tractors from a company owned by Danny Pixler and Anthony Huff pursuant to a one year lease agreement which provides for monthly payments of $7,380 and annual renewals. Under the lease agreement, Gulf Northern is required to pay for all expenses associated with the tractors including maintenance, insurance, permits, licenses and other operating expenses.

       During January 1999, three of our shareholders entered into a stock exchange agreement with us whereby they agreed to exchange a total of 9,990,000 shares of our common stock for 999,000 shares of our Series A Preferred Stock. Each share of Series A Preferred Stock will have ten votes and the shares will be voted together with the common stock as a single class. See "DESCRIPTION OF SECURITIES." Pursuant to the stock exchange agreement, each share of Series A Preferred Stock will be exchangeable back into ten shares of common stock as follows: one-fifth of the shares upon reporting revenues of $31 million or more for any fiscal year or shorter period in a report on Form 10-KSB, 10-K, 10-QSB, or 10-Q as filed with the Securities and Exchange Commission; an additional one-fifth if revenues are at or above $41 million; an additional one-fifth if revenues are at or above $51 million; an additional one-fifth if revenues are at or above $61 million; and the balance if revenues are at or above $71 million. The shareholders who exchanged shares are Logistics Management, LLC - 9,000,000 shares; Joff Pollon - 250,000 shares; and Waterways Group - 740,000 shares.

     In June 1999, we issued 25,000 shares of Series C Preferred Stock to each of Danny Pixler and the Huff Grandchildren's Trust in consideration of those parties' guaranties with respect to in excess of $13,000,000 of our debt obligations. Each Series C share carries 100 votes per share on all matters submitted to a vote of stockholders, but otherwise carries no rights to dividends or other distributions.

     In 1999 and 1998 we provided loss control and risk management consulting services to Transportation Consulting Services, Inc., for which services we received fees and insurance benefits of $540,000 and $228,000, respectively. Marion Huff, father of Anthony Huff, is president and sole stockholder of Transportation Consulting Services.

     In September 1999 we sold certain transportation equipment to Transit Financial Services, Inc. and its subsidiary, Interstate University, Inc., for an aggregate of $556,000 payable over 36-48 months at 10% interest. Transit is owned by Logistics Management, LLC. Logistics beneficially owns a majority of our outstanding common stock. Logistics is owned and controlled by Dan Pixler, our President, and, indirectly, by Anthony Huff, our Chairman.

     In December 1999 we sold the transportation equipment owned by our Gulf Northern subsidiary to One-Way Logistics, Inc., a company owned 90% by Logistics Management, LLC and 10% by an employee, Rick Kelly, in exchange for a $6.0 million note secured by the equipment. The sale price was determined by appraisal.

     In December 1999 we advanced approximately $730,000 to Professional Transportation Group Ltd., Inc. These advances have been repaid. Logistics beneficially owns a majority of the common stock of Professional.

     In 1999 we allowed Sebrite Investment Corporation to operate its transportation insurance business using our captive insurance facility in consideration of a usage fee of $1.0 million, payable over two years at 9% interest. Sebrite was owned by David Huff, brother of Anthony Huff.

     In January 2000 we guaranteed certain monetary obligations of Professional Transportation Group Ltd., Inc. to Southtrust Bank, N.A. under a $9.0 million accounts receivable credit facility. At April 30, 2000 approximately $7.0 million was owed on the loan. The loan is also guaranteed by Logistics Management, LLC. It is also anticipated that we (along with Logistics) will guaranty a term loan with a remaining balance of $195,000 from Southtrust to Professional in May, 2000.

     The board of directors believes that the above transactions involving U.S. Trucking-Nevada and its subsidiaries have been on terms no less favorable to us than those that could have been obtained from unaffiliated parties. When reviewing transactions with affiliates, the members of the board attempt to consider all of their fiduciary duties to shareholders and they consult with the our legal counsel for their opinions on the transactions.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.

EXHIBIT
NUMBER    DESCRIPTION                   LOCATION
-------   -----------                   --------

  3.1     Articles of Incorporation,    Incorporated by reference to Exhibit
          as amended                    3.1 to the Registrant's Registration
                                        Statement on Form SB-2 (SEC File No.
                                        333-71875)

  3.2     Bylaws, as amended            Incorporated by reference to Exhibit
                                        3.2 to the Registrant's Registration
                                        Statement on Form SB-2 (SEC File No.
                                        333-71875)

  3.3 Articles of Amendment to Incorporated by reference to Exhibit Articles of Incorporation 3.3 to the Registrant's Registration effective September 8, 1998 Statement on Form SB-2 (SEC File No.
                                        333-71875)

  3.4 Articles of Amendment to Incorporated by reference to Exhibit Articles of Incorporation 3.4 to the Registrant's Registration
          dated January 20, 1999        Statement on Form SB-2 (SEC File No.
          regarding Series A Pre-       333-71875)
          ferred Stock

  3.5 Articles of Amendment to Incorporated by reference to Exhibit Articles of Incorporation 3.5 to the Registrant's Registration
          dated April 29, 1999,         Statement on Form SB-2 (SEC File No.
          regarding Series B Pre-       333-71875)
          ferred Stock

  3.6 Articles of Amendment to Incorporated by reference to Exhibit Articles of Incorporation 3.6 to the Registrant's Registration
          dated June 10, 1999,          Statement on Form SB-2 (SEC File No.
          regarding Series C Pre-       333-71875)
          ferred Stock

  3.7     Articles of Amendment to      Incorporated herein by reference
          Articles of Incorporation     to Exhibit 3.7 to the Company's
          dated September 10, 1999      Form 10-Q for the quarter ended
          regarding Series D            September 30, 1999 (SEC File
          Preferred Stock               333-70353)

  3.8     Articles of Amendment to      Filed herewith electronically
          Articles of Incorporation
          dated November 8, 1999
          regarding Series E
          Preferred Stock

 10.1     1998 Stock Option Plan        Incorporated herein by reference to
                                        Exhibit No. 4.3 to the Company's
                                        Registration Statement on Form S-8
                                        (SEC File No. 333-70353)

 10.2     Share Exchange Agreement      Incorporated herein by reference to
          with U.S. Trucking, Inc.      Exhibit No. 10 to the Company's
                                        Form 8-K dated September 8, 1998

 10.3     Employment Agreement with     Incorporated by reference to Exhibit
          Danny L. Pixler               10.3 to the Registrant's Registration
                                        Statement on Form SB-2 (SEC File No.
                                        333-71875)

 10.4     Employment Agreement with     Incorporated by reference to Exhibit
          Anthony Huff                  10.4 to the Registrant's Registration
                                        Statement on Form SB-2 (SEC File No.
                                        333-71875)

 10.5     Employment Agreement with     Incorporated by reference to Exhibit
          John Ragland                  10.5 to the Registrant's Registration
                                        Statement on Form SB-2 (SEC File No.
                                        333-71875)

 10.6     Lease Agreement dated         Incorporated by reference to Exhibit
          January 1, 1997, between      10.6 to the Registrant's Registration
          Gulf Northern Transport,      Statement on Form SB-2 (SEC File No.
          Inc., Dan L. Pixler, and      333-71875)
          Sebrite Insurance Services,
          Inc.

 10.7     Lease Agreement dated         Incorporated by reference to Exhibit
          March 5, 1998, between        10.7 to the Registrant's Registration
          Gulf Northern Transport,      Statement on Form SB-2 (SEC File No.
          Inc. and Dan Pixler for       333-71875)
          three tractors

 10.8     Lease Agreement dated         Incorporated by reference to Exhibit
          September 23, 1998,           10.8 to the Registrant's Registration
          between Gulf Northern         Statement on Form SB-2 (SEC File No.
          Transport, Inc. and           333-71875)
          Thomas Financial Services

 10.9     Stock Exchange Agreement      Incorporated by reference to Exhibit
          between U.S. Trucking and     10.9 to the Registrant's Registration
          three shareholders dated      Statement on Form SB-2 (SEC File No.
          January 29, 1999              333-71875)

 10.10    Loan and Security Agreement   Incorporated by reference to Exhibit
          dated as of December 22,      10.10 to the Registrant's Registration
          1998 between General          Statement on Form SB-2 (SEC File No.
          Electric Capital Corporation 333-71875) and U.S. Trucking, Inc., et al.

 10.12    10% Convertible Debenture     Incorporated by reference to
          due May 31, 2002 for          Exhibit 10.12 to the Company's
          $600,000                      Form 10-QSB for the quarter
                                        ended June 30, 1999

 10.13    1998 Stock Option Plan,       Incorporated by reference to Exhibit
          as amended                    10.13 to the Registrant's Registration
                                        Statement on Form SB-2 (SEC File No.
                                        333-71875)

 10.14    Purchase and Sale Agreement   Incorporated by reference to
          by and among Mid-Cal          the Company's Form 8-K dated
          Express, Inc., Prime          April 14, 1999
          Companies, Inc. and U.S.
          Trucking, Inc.

 10.15    Merger Agreement and Plan of  Incorporated by reference to
          Reorganization dated          Exhibit 10.1 to the Company's
          February 2, 2000, by and      Form 8-K dated February 7, 2000
          between U.S. Trucking, Inc.,
          Checkmate Acquisition Corp.,
          Tommy Chambers, Marylou
          Chambers and Timothy O'Bannon
          and Checkmate Truck Brokerage,
          Inc.

 10.16    Merger Agreement and Plan of  Incorporated by reference to
          Reorganization dated          Exhibit 10.2 to the Company's
          February 2, 2000, by and      Form 8-K dated February 7,
          between U.S. Trucking, Inc.,  2000
          Checkmate Acquisition Corp.,
          Tommy Chambers, Timothy
          O'Bannon, Marylou Chambers
          and Sharion O'Bannon and
          Maverick Truck Brokerage,
          Inc.

 10.17    Price Adjustment Agreement    Incorporated by reference to
                                        Exhibit 10.3 to the Company's
                                        Form 8-K dated February 7,
                                        2000

 10.18    Guaranty Agreement            Filed herewith electronically
          with Southtrust Bank, N.A.

 10.19    Bill of Sale, Promissory      Filed herewith electronically
          Note & Security Agreement
          with One-Way Logistics

 10.20    Promissory Notes from         Filed herewith electronically
          Transit Financial Services,
          Inc.

 21       Subsidiaries of the           Filed herewith electronically
          Registrant

 23.2     Consent of Bianculli,         Filed herewith electronically
          Pascale & Co. P.C.

 27       Financial Data Schedule       Filed herewith electronically

     (b)  REPORTS ON FORM 8-K.  None

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 and 1998



                                                                                          PAGE
                                                                                          ----

Report of Independent Certified Public Accountants

    - U.S. Trucking, Inc. and Subsidiaries                                                 F-1

Consolidated Balance Sheets of U.S. Trucking, Inc. and
 Subsidiaries as of December 31, 1999 and 1998

    - Assets                                                                               F-2
    - Liabilities and Stockholders' Equity                                                 F-3

Consolidated Statements of Income and Comprehensive
 Income of U.S. Trucking, Inc. and Subsidiaries for the years
 ended December 31, 1999 and 1998                                                          F-4


Consolidated Statement of Stockholders' Equity of U.S.
 Trucking, Inc. and Subsidiaries

    - For the year ended December 31, 1999                                                 F-5
    - For the year ended December 31, 1998                                                 F-6


Consolidated Statements of Cash Flows of U.S. Trucking,
 Inc. and Subsidiaries for the years ended
 December 31, 1999 and 1998                                                              F7-11


Notes to the Consolidated Financial Statements                                          F11-40

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
U.S. Trucking, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of U.S. Trucking, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated balance sheets referred to above, present fairly, in all material respects, the consolidated financial position of U.S. Trucking, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

Garden City, New York
April 14, 2000

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                                      1999                  1998
                                                                                   -----------           ----------

ASSETS
CURRENT ASSETS
  Cash in banks                                                                    $ 1,057,719          $    22,976
  Accounts receivable-net of allowance
   for doubtful accounts of $303,451
   in 1999 and $200,000 in 1998                                                      8,140,132            3,447,570
  Current portion of notes receivable-related parties                                4,541,634                -
  Parts and supply inventory                                                           258,405              257,030
  Current portion of deferred tax asset                                                400,000                -
  Investment in marketable securities
   at fair market value                                                                188,136                -
  Prepaid expenses and other assets                                                    575,565              303,709
                                                                                   -----------          -----------
         Total Current Assets                                                       15,161,591            4,031,285
                                                                                   -----------          -----------

TRANSPORTATION AND OTHER EQUIPMENT
  at cost, less accumulated depreciation and
   amortization of $420,541 in 1999 and
   $736,221 in 1998                                                                    887,690            9,718,805
                                                                                   -----------          -----------

OTHER ASSETS
  Restricted cash                                                                      981,704               12,320
  Notes receivable-related parties                                                   5,407,346                -
  Deferred tax asset - net of current portion                                          741,963                -
  Due from related party                                                               186,023              100,000
  Due from captive insurer                                                             705,321              355,321
  Other assets                                                                         375,700               12,575
  Intangible assets - net of accumulated
   amortization of $879,565 in 1999 and
   $273,243 in 1998                                                                  5,501,756            2,082,055
                                                                                   -----------          -----------
          Total Other Assets                                                        13,899,813            2,562,271
                                                                                   -----------          -----------
               TOTAL ASSETS                                                        $29,949,094          $16,312,361
                                                                                   ===========          ===========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                       U.S. TRUCKING, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                            DECEMBER 31, 1999 AND 1998


                                                                                      1999                  1998
                                                                                   -----------           ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable-trade                                                           $ 2,027,819          $ 1,443,415
  Revolving loan payable                                                             6,736,536            1,795,888
  Accrued expenses and other                                                         1,818,902              669,957
  Current portion - long term debt                                                   3,210,916            2,034,756
                                                                                   -----------          -----------
          Total Current Liabilities                                                 13,794,173            5,944,016
                                                                                   -----------          -----------
OTHER LIABILITIES
  Owner operator escrow accounts                                                       122,865              55,874
  Long term debt - net of current portion                                            1,486,954           5,224,092
  Convertible debentures                                                             1,450,000               -
                                                                                   -----------         -----------
          Total Other Liabilities                                                    3,059,819           5,279,966
                                                                                   -----------         -----------
               TOTAL LIABILITIES                                                    16,853,992          11,223,982
                                                                                   -----------         -----------

COMMITMENTS AND CONTINGENCIES
(Notes 13,18 and 23)

STOCKHOLDERS' EQUITY
Preferred Stock (no par value
  - 10,000,000 shares authorized)
    Series A (999,000 shares outstanding)                                                  762               -
    Series B (2,000 shares outstanding                                               2,000,000               -
    Series C (50,000 shares outstanding)                                                15,000               -
    Series D (950 shares outstanding)                                                  950,000               -
    Series E (2,300 shares outstanding)                                              2,300,000               -
  Common Stock (no par value-75,000,000 shares
   authorized, 8,844,461 and 16,074,591 shares issued
   and outstanding in 1999 and 1998, respectively)                                   6,445,199           2,796,000
  Additional paid in capital                                                         3,605,580           3,821,812
  Accumulated (deficit)                                                             (1,302,675)         (1,409,433)
  Accumulated other comprehensive (loss)                                               (11,976)              -
  Subscriptions Receivable                                                            (906,788)           (120,000)
                                                                                   -----------         -----------
               Total Stockholders' Equity                                           13,095,102           5,088,379
                                                                                   -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $29,949,094         $16,312,361
                                                                                   ===========         ===========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                      1999                 1998
                                                                                 ------------         ------------
Net Revenues                                                                     $ 44,736,677         $ 22,043,844

Operating expenses

  Transportation and rentals                                                       20,946,650            7,595,906
  Operating supplies and maintenance                                                1,733,477            1,138,122
  Other operating costs                                                               877,032              566,264
  Fuel                                                                              3,294,741            2,106,767
  Insurance and claims                                                              2,759,856            1,368,892
  Depreciation and amortization                                                     2,919,715            1,616,852
  Taxes and licenses                                                                  779,195              475,355
  Salaries, wages and benefits                                                      9,257,228            5,476,000
  Occupancy costs                                                                     401,538              275,904
  Administrative expenses                                                           2,886,579              791,658
                                                                                 ------------         ------------
          Total operating expenses                                                 45,856,011           21,411,720
                                                                                 ------------         ------------

               Operating income (loss)                                             (1,119,334)             632,124
                                                                                 ------------         ------------
Other income and expenses

  Interest income                                                                      27,996                1,648
  Interest expense                                                                 (1,117,920)            (731,628)
  Gain on sale of marketable securities                                               240,750               -
  Other income                                                                        166,095              219,623
  Net gain on disposition of assets                                                   767,208               -
                                                                                 ------------         ------------
          Total other income and (expenses)                                            84,129             (510,357)
                                                                                 ------------         ------------

               Net income (loss) before income taxes                               (1,035,205)             121,767

Benefit for income taxes                                                            1,141,963               -
                                                                                 ------------         ------------
               Net income                                                             106,758              121,767
                                                                                 ------------         ------------

Basic earnings per common share                                                  $        .01         $        .01
                                                                                 ============         ============

Weighted average number of common shares                                            8,130,780           13,818,272
                                                                                 ============         ============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1999


                                                                            Common Stock                      Preferred Stock
                                                                     No Par Value
                                                                        Shares            Amount           Shares          Amount
                                                                     ------------        ---------        --------        ---------
Opening balance - January 1, 1999                                     16,074,591        $2,796,000           -                -

Issuance of Common Stock upon Exercise of options                      1,759,870           449,961           -                -

Capital contributed                                                        -                  -              -                -

Issuance of Common Stock - Excalibur Acquisition
- Note 3                                                                 200,000           650,000           -                -

Issuance of Common Stock-Prostar Acquisition
- Note 3                                                                 200,000           500,000           -                -

Common Stock exchanged for Series A Preferred Stock
- Note 8                                                              (9,990,000)             (762)        999,000              762

Issuance of Series B Preferred Stock - Note 8                               -                 -              2,000        2,000,000

Issuance of Series C Preferred Stock - Note 8                               -                 -             50,000           15,000

Issuance of Series D Preferred Stock - Note 8                               -                 -                950          950,000

Issuance of Series E Preferred Stock - Note 8                               -                 -              2,300        2,300,000

Proceeds from sale of Common Stock                                       600,000         2,050,000           -                -

Other Comprehensive Income:
  Change in unrealized loss on
  available-for-sale  investments                                          -                  -              -                -

December 31, 1999                                                          -                  -              -                -
                                                                      ----------        ----------       ---------       ----------
Closing balance - December 31, 1999                                    8,844,461        $6,445,199       1,054,250       $5,265,762
                                                                      ==========        ==========       =========       ==========


                                                                                  Accumulated
                                                    Additional                       Other
                                                     Paid in      Accumulated    Comprehensive    Subscriptions
                                                     Capital        Deficit         (Loss)          Receivable        Total
                                                    ----------    -----------    -------------    -------------    -----------

Opening balance - January 1, 1999                   $3,821,812    $(1,409,433)         -            $(120,000)     $ 5,088,379

Issuance of Common Stock upon Exercise of options         -             -              -             (436,788)          13,173

Capital contributed                                    401,668          -              -                 -             401,668

Issuance of Common Stock - Excalibur Acquisition
- Note 3                                                  -             -              -                 -             650,000

Issuance of Common Stock-Prostar Acquisition
- Note 3                                                  -             -              -                 -             500,000

Common Stock exchanged for Series A Preferred Stock
- Note 8                                                  -             -              -                 -               -

Issuance of Series B Preferred Stock - Note 8         (185,000)         -              -                 -           1,815,000

Issuance of Series C Preferred Stock - Note 8             -             -              -                 -              15,000

Issuance of Series D Preferred Stock - Note 8         (150,000)         -              -                 -             800,000

Issuance of Series E Preferred Stock - Note 8         (282,900)         -              -                 -           2,017,100

Proceeds from sale of Common Stock                        -             -              -             (350,000)       1,700,000

Other Comprehensive Income:
  Net Income for the year ended December 31, 1999                     106,758          -                 -             106,758
  Change in unrealized loss on available-for-sale
   investments                                            -             -          (11,976)              -             (11,976)

 December 31, 1999                                        -             -              -                 -             106,758
                                                    ----------    -----------   ----------          ---------       ----------
Closing balance - December 31, 1999                 $3,605,580    $(1,302,675)  $  (11,976)         $(906,788)     $13,095,102
                                                    ==========    ===========   ==========          =========      ===========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                           Common                      Additional
                                        No Par Value       Stock        Paid in         Accumulated    Subscriptions
                                           Shares          Amount        Capital          Deficit        Receivable        Total
                                        ------------     ----------    -----------      -----------    -------------    -----------
Opening balance - January 1, 1998        13,000,000      $    1,000     $4,313,368      $(1,531,200)      $   -          $2,783,168

Issuance of Common Stock to
  Transportation Services, Inc.             133,333          20,000        (20,000)          -                -               -

Issuance of Common Stock through
  exercize of options to Joff
  Pollon under the consulting
  agreement - Note 20                     1,000,000         180,000       (180,000)          -                -               -

Subscription of Common Stock to
  Joff Pollon - Note 20                     160,000         120,000           -              -             (120,000)          -

Issuance of Common Stock and costs
  incurred to acquire Northern Dancer
  Corp. in accordance with the share
  exchange agreement - Note 1               614,590           -           (291,556)          -                -            (291,556)

Proceeds from sale of Common Stock          766,668         575,000          -               -                -             575,000

Issuance of Common Stock - Mid-Cal
  Acquisition - Note 3                      400,000       1,900,000          -               -                -           1,900,000

Net Income for the year ended
  December 31, 1998                          -                -              -          $   121,767           -             121,767
                                         ----------      ----------     ----------      -----------       ---------      ----------
Closing balance - December 31, 1998      16,074,591      $2,796,000     $3,821,812      $(1,409,433)      $(120,000)     $5,088,379
                                         ==========      ==========     ==========      ===========       =========      ==========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                                     1999                        1998
                                                                                 -----------                 -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                       $   106,758                 $   121,767

ADJUSTMENTS TO RECONCILE NET
INCOME TO NET CASH PROVIDED
(USED) IN OPERATING ACTIVITIES
Depreciation & amortization                                                        2,919,715                   1,616,852
Provision for doubtful accounts                                                      103,451                     112,000
Deferred taxes                                                                    (1,141,963)                      -
Notes receivable arising from sale of equipment                                   (6,556,000)                      -
Gain on disposal of equipment                                                       (767,208)                      -
Value ascribed to issuance of Series C Preferred stock                                15,000                       -
Unrealized holding loss                                                               11,976                       -
  (Increase) Decrease-Assets
  Restricted cash                                                                   (969,383)                    184,784
  Accounts receivable                                                             (2,960,882)                 (1,320,063)
  Parts and supply inventory                                                          (1,375)                    (22,768)
  Prepaid expenses and other assets                                                  (49,031)                   (652,097)
  Due from captive insurer                                                          (350,000)                   (355,321)
Increase (Decrease)-Liabilities
Accounts payable - trade                                                             584,404                     686,740
Accrued expenses and
  other current liabilities                                                        1,215,936                      43,138
                                                                                 -----------                 -----------
          Total Adjustments                                                       (7,945,360)                    293,265
                                                                                 -----------                 -----------
Net cash provided (used) by operating activities                                  (7,838,602)                    415,032
                                                                                 -----------                 -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses                                                        (1,352,501)                      -
Investment in marketable securities                                                 (200,112)                      -
Purchase of equipment and software development                                      (684,689)                   (290,177)
Security deposits                                                                    (14,300)                         78
Proceeds from sale of transportation equipment                                     1,109,411                       -
Net costs incurred in reverse merger                                                   -                        (291,556)
                                                                                 -----------                 -----------
Net cash (used) by investing activities                                           (1,142,191)                   (581,655)
                                                                                 -------------               -----------
               Subtotal                                                          $(8,980,793)                $  (166,623)
                                                                                 -----------                 -----------


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                     1999                  1998
                                                                                  -----------          -----------
Balance Forward                                                                   $(8,980,793)         $  (166,623)

CASH FLOWS FROM
FINANCING ACTIVITIES

Notes receivable                                                                   (1,006,136)              -
Repayments of notes receivable                                                          9,035               -
Proceeds from sale of common stock
 and additional paid in capital                                                     2,149,199              575,000
Proceeds from sale of preferred stock                                               5,250,000               -
Contribution of capital                                                               401,668               -
Costs incurred in sale of preferred stock                                            (617,900)              -
Issuance of convertible debentures                                                  2,250,000               -
Repayments of convertible debentures                                                 (800,000)              -
Proceeds from long-term debt financing                                              4,940,648            4,296,705
Book value of debt restructured                                                        -                (3,838,415)
Principal payments on long-term debt                                               (2,560,978)            (660,744)
Principal payments on capital lease obligations                                        -                  (243,046)
                                                                                  -----------          -----------

Net cash provided by financing activities                                          10,015,536              129,500
                                                                                  -----------          -----------

NET INCREASE (DECREASE) IN CASH                                                     1,034,743              (37,123)


CASH AT BEGINNING OF YEAR                                                              22,976               60,099
                                                                                  -----------          -----------
CASH AT END OF YEAR                                                               $ 1,057,719          $    22,976
                                                                                  ===========          ===========
Supplemental Disclosure of Cash flow information:

Cash Paid during the year

  Interest expense                                                                $ 1,069,435          $   861,076
                                                                                  ===========          ===========

  Income taxes                                                                    $       -0-          $       -0-
                                                                                  ===========          ===========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

Non Cash Investing and Financing Activities

     In June 1999, U.S. Trucking acquired the intermodal business operations of Excalibur Express, Inc.:

     Fair value of assets acquired                        $    -
     Goodwill recognized                                   1,026,410
     Liabilities assumed                                      76,410
     Cash paid                                               300,000
     Value of common stock issued                            650,000

     In April 1999, the Company acquired the business operations of Prostar, Inc.:

     Fair value of assets acquired                        $    -
     Goodwill recognized                                   1,444,312
     Liabilities assumed                                     229,312
     Cash paid                                               715,000
     Value of common stock issued                            500,000

     During 1999, various parties including related parties subscribed to 1,522,625 shares of common stock valued at $786,788. The Company recorded the subscription receivables as a reduction of stockholders' equity.

     During 1999, the Company sold transportation equipment with a net book value of $5,185,602 to One-Way Logistics, Transit Financial Co. and Interstate University, Inc. (related parties) in exchange for Notes Receivable totaling $6,556,000.

     In December 1998, the company acquired assets and liabilities of Mid-Cal
Express:

     Fair value of assets acquired                        $4,918,741
     Goodwill recognized                                   1,078,600
     Liabilities assumed                                   4,097,341
     Value of common stock issued                          1,900,000

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


Non Cash Investing and Financing Activities (Continued)

     In December 1998, the company traded in some of its older transportation vehicles for new ones as part of an overall restructuring of its rolling stock and corresponding debt. The book value of the equipment traded in was $914,651 and its trade-in value was $637,000, which amount was offset against the cost of the new equipment.

     Book value of equipment traded-in                 $  914,651
     Trade-in value                                      (637,000)
     Deferred loss on equipment financing                 277,651


     In September 1998 Joff Pollon subscribed to 160,000 shares of common stock. The company recorded the transaction as a subscription receivable, which is reflected as a reduction of stockholders' equity.

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

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 1 - General and Summary of Significant Accounting Policies

(A) - Nature of Business

     On September 8, 1998, U.S. Trucking, Inc., a Nevada corporation (U.S. Trucking-Nevada), was acquired by Northern Dancer Corporation (Northern Dancer), a nonoperating public shell corporation, through the exchange of 100% of the issued and outstanding shares of Northern Dancer's common stock for approximately 96% of the outstanding shares of U.S. Trucking-Nevada's common stock. Northern Dancer's legal name was changed to U.S. Trucking, Inc. (U.S. Trucking). The acquisition is considered to be a capital transaction, in substance equivalent to the issuance of stock by U.S. Trucking-Nevada for the net monetary assets of Northern Dancer, accompanied by a recapitalization of U.S. Trucking-Nevada.

     U.S. Trucking-Nevada was formed by U.S. Transportation Systems, Inc. (USTS) as a wholly owned subsidiary. As part of the transaction to acquire Gulf Northern, 25% of U.S. Trucking-Nevada's common stock was transferred to Gulf Northern's parent (Logistics Management, LLC). The remaining 75% was conveyed to Logistics Management, LLC during 1998.

     U.S. Trucking is in the mid to long-haul trucking, brokerage-logistics services, agent and auto liability insurance businesses as follows.

     o The Company operates its over the road, intermodal and brokerage-logistics through two wholly owned operating subsidiaries as follows:

     o Gulf Northern Transport, Inc., (Gulf Northern) a Wisconsin corporation, operates as an interstate and intrastate motor carrier, providing mid to long-haul trucking and intermodal services.

     o Prostar, Inc. operates as a brokerage-logistics provider for interstate motor carriers. Coincident with the acquisition of this company, U.S. Trucking merged the business of Mencor, Inc. which operated as a licensed broker for interstate motor carriers. A broker serves the trucking industry by providing return hauls for truckers who have completed their initial delivery.

     o The Company operates its auto liability insurance business through U.S. Trucking, Inc.

     Corporate headquarters are located in Mt. Pleasant, South Carolina with regional terminals

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

located in various states. Services are provided to customers throughout the 48 contiguous states.

(B) - Basis of Presentation

     The accompanying consolidated balance sheets and related statements of operations, stockholders' equity and cash flows includes the accounts of U.S. Trucking, Inc. and its wholly owned subsidiaries, Gulf Northern Transport, Inc., Mencor, Inc. and Prostar, Inc. as of December 31, 1999 and Gulf Northern Transport, Inc. and Mencor, Inc. in 1998. Significant intercompany transactions or balances as of and for the periods ended December 31, 1999 and 1998 have been eliminated.

(C) - Net Income per Common Share

     Basic net income per share is computed on the basis of the weighted average number of common shares outstanding during each period. Diluted net income per share is calculated by combining weighted average number of common shares outstanding and potentially dilutive common share equivalents.

(D) - Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with maturities of six months or less to be cash equivalents for financial statement purposes.

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

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

Transportation equipment, furniture and fixtures, and other equipment are generally depreciated over periods ranging from two to seven years.

(G) - Intangible Assets

     Intangible assets include goodwill which is amortized on a straight-line basis over periods ranging from six to twenty years and deferred financing, debt issuance costs and trade-in costs which are amortized on a straight-line basis over periods ranging from three to five years.

(H) - Income Taxes

     U.S. Trucking accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting or Income Taxes" which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods' taxable income for federal, state and local income tax reporting purposes.

(I) - Use of Estimates

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

(J) - Revenue Recognition

     During 1999, U.S. Trucking changed its revenue recognition policy to record revenue at the time freight is picked up at the customer's site. Prior to 1999, the Company recognized revenues at the time freight was delivered to recipients. This change in accounting policy resulted in an insignificant difference in net income for the periods reported. Accordingly, these financial statements were not restated to reflect this change. Liability insurance revenue is recognized on a written premium basis. All other revenue is recognized at the time services are provided.

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

(K) - 1998 Reclassifications

     Certain reclassifications have been made to the 1998 figures to conform them to the current year's presentation.

(L) -  Advertising costs

     Advertising costs are expensed as incurred. The amounts expended amounted to $40,967 and $3,724 during 1999 and 1998 respectively.

(M) - Software Development Costs

     Software development costs are amortized on a straight line basis over five years.

(N) - Investment in Marketable Securities

     U.S. Trucking from time to time invests in marketable securities when management believes such an investment is prudent and in the interest of the Company. The investments are generally available-for-sale and are valued periodically based on published reports.

NOTE 2 - Earnings (Loss) Per Common Share

     Basic earnings (loss) per common share was calculated using the weighted average number of shares outstanding for the periods presented, after giving effect to the 5,199 to 1 stock dividend declared in June, 1998 and the conversion of 9,990,000 shares of common stock into series A preferred stock in February, 1999. The resulting weighted average number of common shares outstanding was 8,130,780 in 1999 and 13,818,272 in 1998. Diluted earnings per common share were calculated assuming the issuance of potentially dilutive securities such as the convertible preferred stock and convertible debentures and options and warrants. The overall effect on basic earnings per share assuming the issuance of potentially dilutive securities was insignificant.

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1999

NOTE 3 - Acquisition of Subsidiaries and Other Assets and Liabilities

1999 Transactions

     Excalibur Express, Inc. - Effective June 1999, U.S. Trucking acquired the intermodal business of Excalibur Express, Inc., a Charleston based company. The total purchase price paid was $1,026,410, which consisted of $300,000 of cash, 200,000 shares of Common Stock valued at $3.25 per share and the assumption of liabilities in the amount of $76,410. Goodwill of $1,026,410 was recorded and is being amortized over twenty years.

     Fulmer Transport, Inc. - In August 1999, U.S. Trucking acquired the freight agent and freight brokerage businesses and selected assets and liabilities of Fulmer Transport, Inc. The total purchase price paid was $1,806,789 of which $485,000 was paid to the sellers, $824,800 of assets acquired and the assumption and/or payment of liabilities of $1,321,789. The assets and liabilities were recorded at their fair market values and goodwill in the amount of $981,989 was recorded and is being amortized over twenty years.

     Prostar, Inc. - In April 1999, U.S. Trucking acquired the freight brokerage business of Prostar, Inc. The total purchase price was $1,444,312 consisting of 200,000 shares of Common Stock valued at $500,000, $715,000 in cash, and the assumption of $229,312 of net liabilities. Goodwill in the amount of $1,429,312 was recorded and is being amortized over twenty years.

     An allocation of the purchase price for each of the 1999 transactions follows:

                                                         Excalibur          Fulmer
                                        Prostar           Express       Transport, Inc.         Total
                                       ----------       ----------      ----------------      ----------
Assets

Transportation and
  other equipment                      $    -           $     -           $  463,000          $  463,000
Goodwill                                1,444,312        1,026,410           981,989           3,452,711
Other assets                                -                 -              361,800             361,800
                                       ----------       ----------        ----------          ----------
     Total                             $1,444,312       $1,026,410        $1,806,789          $4,277,511
                                       ==========       ==========        ==========          ==========

Liabilities
Assumed and Equity

Liabilities including debt to sellers  $  944,312       $  376,410        $1,806,789          $3,127,511
Common stock                              500,000          650,000             -               1,150,000
                                       ----------       ----------        ----------          ----------
     Total                             $1,444,312       $1,026,410        $1,806,789          $4,277,511
                                       ==========       ==========        ==========          ==========

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1999


NOTE 3 - Acquisition of Subsidiaries and Other Assets and Liabilities
         (continued)


                                Combined Company
              Pro Forma Combined Condensed Statement of Operations
                      For the Year Ended December 31, 1999
                                  (Unaudited)

                                              Historical                                  Pro forma
                        --------------------------------------------------       ---------------------------
                            U.S.                    Excalibur      Fulmer
                          Trucking      Prostar      Express   Transport, Inc.    Adjustments      Combined
                        -----------   ----------   ----------  ---------------    -----------     -----------
Net revenues            $44,736,677   $2,158,664   $2,304,133    $12,854,302     $  (883,034)    $61,220,677

Operating expenses       45,856,011    2,318,635    2,085,240     12,859,584      (1,110,569)     62,008,901
                        -----------   ----------   ----------    -----------     -----------     -----------

Operating income
  (loss)                 (1,119,334)    (159,971)     218,893         (5,282)        277,470        (788,224)
                        -----------   ----------   ----------    -----------     -----------     -----------

Other income and
  (expenses)

  Interest income            27,996        1,390        -             -               -               29,386
  Interest expense       (1,117,920)     (41,512)     (41,652)      (224,754)         69,850      (1,355,988)
  Other income              406,845        3,094        -             31,213          -              441,152
  Net gain on
   disposition of
   assets                   767,208        -            -             -               -              767,208
                        -----------   ----------   ----------    -----------     -----------     -----------

Total other income
  and (expenses)             84,129      (37,028)     (41,652)      (193,541)         69,850        (118,242)
                        -----------   ----------   ----------    -----------     -----------     -----------

Net income (loss)
  before taxes           (1,035,205)    (196,999)     177,241       (198,823)        347,320        (906,466)
                        -----------   ----------   ----------    -----------     -----------     -----------

Benefit (provision)
  for income taxes          306,700        -          (48,512)        -               -              258,188

Benefit of net
  operating loss
  carryforward              835,263        -            -             -               -              835,263
                        -----------   ----------   ----------    -----------     -----------     -----------

Net income (loss)       $   106,758   $ (196,999)  $  128,729    $  (198,823)    $   347,320     $   186.985
                        ===========   ==========   ==========    ===========     ===========     ===========
Basic earnings
  per common share      $       .01                                                              $       .02
                        ===========                                                              ===========

Weighted average
  number of common
  shares                  8,130,780                                                                8,304,813
                        ===========                                                              ===========



                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1999

NOTE 3 - Acquisition of Subsidiaries and Other Assets and Liabilities
        (continued)

     The proforma adjustments to revenue represent revenue generated by the truckload sector of Fulmer Transport, Inc. that the Company did not acquire. The adjustments relating to operating expenses result from subtracting Fulmer Transport, Inc.'s truckload cost of revenues and the reduction of overheads expected. The reduction of interest expense relates to the estimated savings from converting Fulmer Transport, Inc. and Prostar from a factoring arrangement to a revolving credit facility.

1998 Transactions

     Mid-Cal Express, Inc. - Effective December 30, 1998, U.S. Trucking acquired certain assets and liabilities of Mid-Cal Express, Inc., a California based transportation company. The purchase price was $1,957,500, which was paid by the issuance of 400,000 shares of common stock of the Company valued at $4.75 per share and the payment of certain expenses to affect the acquisition. The purchase price was allocated to the assets and liabilities acquired at their fair market values and $1,078,600 of goodwill was recognized. The goodwill is being amortized over fifteen years. No goodwill was expensed in 1998.

     As part of the acquisition agreement, U.S. Trucking assumed debt of various notes totaling $4,039,740 encumbering the above described equipment. See note 5. The interest rates on these notes varied from 8.36% to 11.9% with maturities through June 2003.

     An allocation of the purchase price for each of the 1998 transactions follows:

                                  Gulf
                                Northern                     Jay and Jay      Translynx        Mid-Cal
                                Transport        Mencor    Transportation      Express         Express
                                  Inc.            Inc.          Inc.             Inc.            Inc.            Total
                               ----------      --------    --------------     ---------       ---------      ------------
Assets
Cash and
  restricted cash              $  138,449      $ 40,497       $    -           $   -          $    -          $   178,946
Accounts receivable             1,047,761       189,605          351,301        194,920            -            1,783,587
Inventory                         139,472          -              24,500           -              82,000          245,972
Transportation Equipment        4,099,535         7,300        3,994,588           -           4,836,618       12,938,041
Goodwill                          410,278        96,953             -              -           1,078,622        1,585,853
Other assets                      174,573        30,898            2,000           -               -              207,471
                               ----------      --------       ----------       --------       ----------      -----------
     Total                     $6,010,068      $365,253       $4,372,389       $194,920       $5,997,240      $16,939,870
                               ==========      ========       ==========       ========       ==========      ===========

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 3 - Acquisition of Subsidiaries and other Assets and Liabilities
         (continued)


Liabilities
Assumed and Equity

Liabilities assumed                $5,785,068    $220,253     $1,977,529       $ 94,374      $4,097,240     $12,174,464
Common stock                            -           -              -               -          1,900,000       1,900,000
Additional paid-in capital            225,000     145,000      2,394,860        100,546           -           2,865,406
                                   ----------    --------     ----------       --------      ----------     -----------
     Total                         $6,010,068    $365,253     $4,372,389       $194,920      $5,997,240     $16,939,870
                                   ==========    ========     ==========       ========      ==========     ===========

                                Combined Company
              Pro Forma Combined Condensed Statement of Operations
                      For the Year Ended December 31, 1998
                                  (Unaudited)

                                          Historical          Historical        Pro Forma       Pro Forma
                                        U.S. Trucking      MID-CAL Express     Adjustments      Combined
                                        -------------      ---------------    ------------      ---------
Net revenues                              $21,815,844       $17,883,034      $ (8,883,034)     $30,815,844
Operating expenses                         21,411,720        20,200,402       (11,182,402)      30,429,720
                                          -----------       -----------      ------------      -----------

Operating income (loss)                       404,124        (2,317,368)        2,299,368          386,124
                                          -----------       -----------      ------------      -----------

Other income and expenses

  Interest income                               1,648             2,071               929            4,648
  Interest expense                           (731,628)         (703,785)          203,785       (1,231,628)
  Other income                                447,623           118,100            24,300          590,023
  Net (loss) on disposition of assets           -               (19,528)           -               (19,528)
                                          -----------       -----------      ------------      -----------

Total other income and (expenses)            (282,357)         (603,142)         (229,014)        (656,485)
                                          -----------       -----------      ------------      -----------

Net income (loss) before taxes                121,767        (2,920,510)        2,528,382         (270,361)

Provision for income taxes                     47,600            (6,795)                            40,805

Benefit of net operating
  loss carry forward                          (47,600)            -                 6,795          (40,805)
                                          -----------       -----------      ------------      -----------

Net income (loss)                         $   121,767       $(2,927,305)     $  2,535,177      $  (270,361)
                                          ===========       ===========      ============      ===========
Net income (loss) per common share        $       .01                                          $      (.02)
                                          ===========                                          ===========
Weighted average
  number of common shares                  13,818,272                                           14,254,778
                                          ===========                                          ===========

                                      F-18

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 3 - Acquisition of Subsidiaries and Other Assets and Liabilities
(continued)

     The pro forma adjustments to revenue represent revenue generated by the brokerage service business that was eliminated, revenues generated by equipment that was not purchased as part of the acquisition and revenues that were generated by fleet owner operators who were not included in the purchase. The adjustments relating to operating expenses result from the costs associated with equipment not acquired, fleet owner operators not included in the purchase and the reduction of overheads expected. The reduction of interest expense relates to the estimated savings from converting from a factoring arrangement to a revolving credit facility.

     For each of the years presented, fair value as the basis of valuing the net assets acquired. Fair value was determined by independent appraisals by third parties for transportation equipment.

     The tables presented assume that the acquisitions occurred at the beginning of each of the years. This data is presented for informative purposes and is not indicative of future results of operations.

NOTE 4 - Income Taxes

     Income taxes are comprised of the following components:


                                                  1999              1998
                                               ----------          -------
          Current -  Federal                  $     -              $  -
                     State                          -                 -
                                              -----------          -------
               Total Current                        -                 -

          Deferred - Federal                   (1,010,392)         $39,900
                     State                     (  131,571)           7,700
                                              -----------          -------
               Total Deferred                  (1,141,963)          47,600

                    Total                     $(1,141,963)         $47,600
                                              ===========          =======


     The deferred tax asset as of December 31, 1999 includes a current portion of $400,000 and a long-term portion of $741,963.

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 4 - Income Taxes (continued)

     The 1999 tax benefit includes net operating loss carryovers from prior years amounting to $835,263. The 1998 tax provision is offset by net operating loss carryovers from prior years amounting to $47,600. The income tax provision reconciled to the tax computed at the statutory Federal rate is as follows:

                                           1999                   1998
                                   -------------------    -------------------
Tax at statutory rate              $(352,000)   (34.0)%   $ 41,400      34.0%
Benefit of graduated rates                                 (10,500)     (8.7)
  State income tax, net of
    federal tax benefit              (27,100)    (2.6)       5,100       4.2
  Non-deductible portion of
    amortization of goodwill          50,600      4.9        7,700       6.3
  Other non-deductible expenses       21,800      2.1        3,900       3.3
                                   ---------   ------      -------    ------
     Total                         $(306,700)   (29.6)%   $ 47,600      39.1%
                                   =========   ======     ========    ======

     Differing methods of reporting income for tax purposes as compared to financial reporting purposes resulted in net deferred income tax provisions of approximately $136,400 and $149,000 for the years ended December 31, 1999 and 1998, respectively.

     Deferred tax assets and liabilities consist of the following as of December 31:


                                                     1999         1998
                                                  ----------   ----------

Deferred tax assets-
  Allowance for doubtful accounts                 $  113,187     $ 74,600
  Amortization of Goodwill                            57,082       51,959
  Tax benefit of net operating loss carryovers     1,151,694      275,630
                                                  ----------     --------
                                                   1,321,963      402,189
  Valuation allowance                                180,000      113,300
                                                  ----------     --------
                                                  $1,141,963     $288,889
                                                  ==========     ========
Deferred tax liabilities-
  Depreciation of transportation
    and other and equipment                       $    -         $288,889
                                                  ----------     --------
                                                  $    -         $288,889
                                                  ==========     ========

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 4 - Income Taxes (continued)

     The valuation allowance provided in each of the years is based on management's valuation of the likelihood of realization. Management believes it is more likely than not that U.S. Trucking will realize the benefit of the deferred tax assets after the indicated valuation allowance.

     As required by SFAS 109, deferred taxes are provided based upon the tax rate at which the items of income and expense are expected to be settled in the Company's tax return. The expected tax rate used is 37.3% for each of the years.

     U.S. Trucking has net operating losses through December 31, 1999 of $3,087,900. These losses will be available to offset future taxable income and begin to expire in 2010.

     There is no tax effect related to the component of the other comprehensive loss since no capital gain can be anticipated.

NOTE 5 - Long-term Debt

                                                           1999          1998
                                                        ----------    ----------

Consolidation loan described in Note 6                  $1,558,675    $3,219,108

Equipment loans related to the Mid-Cal
Express acquisition described in Note 3                  2,120,755     4,039,740

Acquisition loan payable-Prostar, Inc; non-interest
bearing; payable in the amounts of $230,000 in
2000, $100,000 in 2001, and $25,000 in 2002                355,000         -

Acquisition loan payable-Rick Kelly relating to the
acquisition of the intermodal container business of
Excalibur Express, Inc., non-interest bearing and
payable is 2000.                                            73,031         -

Acquisition loan payable-Stac/Fulmer relating to
the acquisition of Fulmer Transport, Inc.; non-interest
bearing and is payable in 2000.                            144,449         -


                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 5 - Long Term Debt (Continued)

Equipment notes payable-Beacon relating to the
acquisition of Fulmer Brothers, Inc.; collateralized
by equipment with a book value of $296,773. The loan
bears interest at 15% and is payable in monthly
installments of principal and interest.                   148,960          -
                                                      -----------     ----------

     Total                                              4,697,870      7,258,848

     Less: current maturities                           3,210,916      2,034,756
                                                       ----------     ----------

     Long-term portion                                 $1,486,954     $5,224,092
                                                       ----------     ----------

     The carrying value of the Company's borrowings approximate their fair values.

     Aggregate annual scheduled maturities of long-term debt at December 31, 1999 are as follows:

          $ 2000            3,210,916
            2001            1,008,394
            2002              257,219
            2003              221,341
                           ----------

           Total           $4,697,870
                           ==========

NOTE 6 - Acquisition Loan and Sellers' Notes

     In March, 1995 Mid America Transport Group agreed to acquire Gulf Northern. The agreement called for payments to the three former stockholders (described as sellers' notes) which included promissory notes totaling $260,000 due in 36 monthly installments totaling $8,017 at 7% due on March 1, 1998 secured by letters of credit and non interest bearing obligations (discounted at 7% per annum) totaling $104,000 payable over a one year period commencing April 1, 1998. Legal counsel subsequently determined that U.S. Trucking is not responsible for this debt as the liability remains with Mid America. Accordingly, during 1998 it was reclassified as a credit against the goodwill recognized in the acquisition from Mid America.

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 7 - Convertible Debentures

     During 1999, U.S. Trucking issued $2,250,000 of 10% convertible debentures due May 31, 2002. The Company received proceeds of $2,042,000, net of $208,000 of debt issuance costs. The debt issuance costs are being amortized over the life of the debentures and $8,057 was amortized during 1999.

     The holders of the debentures are entitled, at their option, to convert at any time, all or any part of the principal amount of the debentures plus accrued interest.

     The price per share of Common Stock into which the debentures are convertible is the higher of $1.50 or the lower of 80% of the average closing bid price of the Common Stock quoted on the OTC Bulletin Board for three trading days preceding the conversion date or $2.37 per share. In no event will the conversion price be less than $1.50 per share. No debentures were converted as of December 31, 1999.

     The Company retired $800,000 of debentures in September 1999 including approximately $31,000 of accrued interest. Related debt issuance costs of $78,180 was expensed and is included in administrative expenses in the accompanying financial statements.

NOTE 8 - Preferred Stock

Series A Preferred Stock/Stock Exchange Agreement

     On February 1, 1999, the Company entered into three stock exchange agreements whereby a total of 9,990,000 shares of Common Stock were exchanged for 999,000 of Series A Preferred Stock. The value of the shares was determined to be $762 and such amount was deducted from additional paid-in capital. Each share of Series A Preferred Stock is entitled to ten votes and will vote together with the holders of the Common Stock. Pursuant to this agreement, each share of Series A Preferred Stock may be exchanged for ten shares of Common Stock as follows: one fifth of the shares upon U.S. Trucking, Inc. reporting revenues of $31 million or more for any fiscal year or shorter period in a report filed on Form 10-KSB or any appropriate Securities and Exchange Commission filing; an additional one-fifth if revenues are at or above $41 million; an additional one-fifth

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 8 - Preferred Stock (Continued)

if revenues are at or above $51 million; an additional one-fifth if revenues are at or above $61 million and the balance if revenues are at or above $71 million.

     Based upon the revenues reported in the accompanying consolidated financial statements, 40% of the Series A Preferred Stock are eligible to be exchanged for Common Stock.

     Series B Convertible Preferred Stock- During 1999, U. S. Trucking sold $2,000,000 of Series B Convertible Preferred Stock and issued 2,000 shares. The Company incurred $185,000 of issuance costs that were deducted from additional paid-in capital. Shares of Series B Convertible Preferred Stock are convertible into shares of Common Stock based upon the stated value of $1,000 per share of Preferred Stock divided by the conversion price on the date of conversion. Holders of Series B Convertible Preferred Stock may elect to convert their shares commencing on the earlier of October 28, 1999 or the occurrence of any merger, tender offer, or redemption event.

     The conversion price is equal to 90% of the average closing bid price for the ten consecutive trading days immediately preceding the conversion date, not to exceed $2.59 per share. Holders of Series B Preferred Stock are entitled to receive a dividend of 12% annually. No dividends were declared as of December 31, 1999.

     There are also provisions in the security, which allow the holders to redeem their shares upon the occurrence of certain events including the inability of U.S. Trucking, Inc. to issue free trading common stock to the holders because the shares have not been registered under the Securities Act.

     The Series B shareholders have no voting rights.

     Series C Convertible Preferred Stock- During 1999, U.S. Trucking, Inc. issued 50,000 shares of Series C Convertible Preferred Stock to existing related party shareholders in exchange for their guaranteeing U.S. Trucking's debt incurred under the revolving credit agreement. The shares were valued for financial statement purposes at $.30 per share.

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 8 - Preferred Stock (continued)

     Each share of Series C Convertible Preferred Stock entitles the holder to one hundred votes and votes together with the holders of Common Stock. The holders of Series C Preferred Stock have no liquidation rights and no rights to dividends. The Series C Preferred Stock is not redeemable.

     Series D Convertible Preferred Stock- During 1999, U.S. Trucking sold $950,000 of Series D Convertible Preferred shares and issued 950 shares. The Company incurred $150,000 of issuance costs that were deducted from additional paid-in capital. Shares of Series D Convertible Preferred Stock are convertible into shares of common stock based on the stated value of $1,000 per share of preferred stock divided by the conversion price on the conversion date. Holders of the Series D Convertible Preferred Stock may elect to convert their shares commencing the earlier of January 8, 2000 or the occurrence of a merger, tender offer, or redemption event.

     Holders of Series D Convertible Preferred Stock are entitled to receive a dividend of 12% annually. No dividends have been declared. In addition, the holders of Series D Convertible Preferred Stock have no voting rights.

     Series E Convertible Preferred Stock- During 1999, U.S. Trucking sold $2,300,000 of Series E Convertible Preferred Stock and issued 2,300 shares. The Company incurred $282,900 of issuance costs that were deducted from additional paid-in capital. Shares of Series E Convertible Preferred Stock are convertible into shares of Common Stock based upon the stated value of $1,000 per share of preferred stock divided by the conversion price on the conversion date. Holders of the Series E Convertible Preferred Stock may elect to convert their shares commencing on the earlier of March 9, 2000, or the occurrence of a merger, tender offer, or redemption event. The conversion price is $3.18 per share. Series E Convertible Preferred Stock has no voting rights and are entitled to receive a dividend of 12% annually. No dividends have been declared.

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 9 - Transportation, Software Development Costs and Other Equipment

     Transportation, software development costs and other equipment consists of the following as of December 31:


                                                        1999          1998
                                                    ----------     -----------
          Office equipment                          $  316,230     $   201,833
          Tractors, trailers and
           garage equipment                            676,104      10,253,193
          Software development costs                   315,897          -
                                                    ----------     -----------
                                                     1,308,231      10,455,026
          Less accumulated depreciation                420,541         736,221
                                                    ----------     -----------
               Total                                $  887,690     $ 9,718,805
                                                    ==========     ===========


     Depreciation and amortization expense amounted to $2,313,393 and $1,464,161 for the periods ended December 31, 1999 and 1998, respectively. The fair market value of fixed assets approximates book value.

NOTE 10 - Related Party Transactions

     During January 1999, three of the Company's shareholders entered into stock exchange agreements whereby they agreed to exchange a total of 9,990,000 shares of common stock for 999,000 shares of our Series A Preferred Stock. Each share of Series A Preferred Stock has ten votes and the shares will be voted together with the common stock as a single class. Pursuant to the stock exchange agreement, each share of Series A Preferred Stock will be exchangeable back into ten shares of common stock as follows: one-fifth of the shares upon reporting revenues of $31 million or more for any fiscal year of shorter period in a report on Form 10-KSB, 10-K, 10-QSB, or 10-Q as filed with the Securities and Exchange Commission; an additional one-fifth if revenues are at or above $41 million; an additional one-fifth if revenues are at or above $61 million; and the balance if revenues are at or above $71 million. The shareholders who exchanged shares were Logistics Management, LLC - 9,000,000 shares; Joff Pollon
- 250,000 shares; and Waterways Group - 740,000 shares.

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 10 - Related Party Transactions (continued)

     In June 1999, the Company issued 25,000 shares of Series C Preferred Stock to each of Dan Pixler and the Huff Grandchildren's Trust in consideration of those parties guarantees with respect to in excess of $13,000,000 of the Company's debt obligations. Each Series C Share carries 100 votes per share on all matters submitted to a vote of stockholders, but otherwise carries no rights to dividends or other distributions. The shares were valued at $15,000 for financial statement purposes.

     U.S. Trucking leases nine tractors from three of its officers or from companies they own under net lease agreements that specify monthly payments of $12,018 per month. See Note 23.

     Transportation Services Company, Inc., provides insurance risk management services to U.S. Trucking and earns a fee based upon the amount of business it places for U.S. Trucking. Mr. Marion Huff, father of the Company's Chairman, Anthony Huff, is President and sole stockholder of Transportation Services Company, Inc.

     U.S. Trucking also provides consulting services to Transportation Services Company, Inc. pursuant to a consulting agreement entered into on December 29, 1998. During 1999 and 1998, U.S. Trucking earned $540,000 and $228,000, respectively of consulting income from Transportation Services Company, Inc., which is included in revenues in the accompanying financial statements.

     During 1999, the Company agreed to allow Sebrite Investment Co. to operate its transportation insurance business using U.S. Trucking's captive insurance facility. As a result, the Company earned a usage fee of $1,000,000 that is included in revenues in the accompanying consolidated financial statements. In addition, the Company recorded a related reinsurance placement fee of $800,000 that is also included in revenues in the accompanying consolidated financial statements.

     During 1999, U.S. Trucking sold transportation equipment to related parties and recorded Notes Receivable as follows:

     In September 1999, U.S. Trucking sold transportation equipment to Transit Financial Co. and Interstate University. These companies are substantially owned or controlled

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 10 - Related Party Transactions (continued)

by officers/shareholders of the Company. The selling price was $556,000 and resulted in a gain of $366,752 that is included in other income in the accompanying financial statements.

     On December 29, 1999, U.S. Trucking sold transportation equipment to One-Way Logistics, Inc. a company wholly owned 10% by an officer/employee and 90% by Logistics Management, LLC, the majority stockholder of US Trucking. The sales price was $6,000,000, which was evidenced by a promissory note and a security agreement. The transaction resulted in a gain of $814,398 that is included in other income in the accompanying financial statements.

     During 1999, U.S. Trucking advanced a total of $733,133 to Professional Transportation Group, Inc., a company under common control. Such amounts are included in notes receivable - related parties and are expected to be repaid in the year 2000.

     The board of directors of the Company believes that the above transactions involving U.S. Trucking have been on terms no less favorable to the Company than those that could have been obtained from unaffiliated parties.

NOTE 11- Retirement Plan

     U.S. Trucking maintains a pension plan for eligible employees, which was established under section 401(k) of the Internal Revenue Code. Under the terms of the plan, the Company at the discretion of its Board of Directors may match employee contributions up to 3% of employee compensation. Employee contributions to the plan amounted to $47,419 and $42,986 for the period ended December 31, 1999 and 1998, respectively. The Company did not match employee contributions during the periods ended December 31, 1999 and 1998.

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 12 - Captive Insurance Program

     Effective December 31, 1997 U.S. Trucking entered into an offshore insurance program agreement with a Bermudan insurance company (insurance company) for the company's auto liability insurance, including rolling stock, on a retrospective rating basis. The company purchased 1 share of non-voting preferred stock of the insurance company for a purchase price of $1,000. The insurance company is allowed to redeem the preferred stock for $1,000 on March 1, 2004. U.S. Trucking-Nevada was issued a "Deductible Reimbursement Insurance Policy" which was reinsured with other insurance carriers and called "the treaty". The agreement, the policy and the treaty together constitute the company's single insurance "program".

     Under the terms of this program, the Company pays insurance premiums on a written premium underwriting basis.

     Commencing on May 31, 2001, and annually thereafter on each succeeding year through May 31, 2004, U.S. Trucking-Nevada will be eligible to receive a dividend from the insurance company based upon a predetermined formula. The formula is intended to provide a dividend to the company the excess of investment income and premiums paid over losses and expenses and fees incurred, less loss and premium reserves. Pursuant to this section of the insurance program agreement, the company recorded in the accompanying financial statements $705,321 of amounts due from captive insurer of which $350,000 and $355,321 is reflected in other income in 1999 and 1998, respectively. This amount represents the estimated "program-to date profit" at December 31, 1999.

     U.S. Trucking-Nevada has agreed to indemnify and hold harmless the insurance company against the cumulative sum of investment income, underwriting losses, expenses and fees (the program-to-date profit) minus the cumulative amount of dividends paid, being less than zero at any point in time.

     A deposit of $100,000 was required at the initiation of the program and was made through a related company who in turn purchased a certificate of deposit. The deposit is included in the balance sheet under non-current assets-Due from related party. Further, the Company has deposited $84,199 in a certificate of deposit which is included in Restricted cash in the accompanying balance sheet.

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 12-  Captive Insurance Program (continued)

     U.S. Trucking decided in 1998 to develop a new line of business in order to expand upon its current transportation business and take advantage of the underwriting profit potential of the captive insurance program. U.S. Trucking offered their program to selected independent third party trucking companies who purchase insurance coverage and pay a premium to the company through Transportation Underwriters Agency, Inc. U.S. Trucking records the net premiums billed to third parties as liability insurance revenue, which is included in net revenue and its premium costs and expenses to operate the third party program as insurance expense-captive, which is included in operating expenses in the accompanying financial statements. Liability insurance revenues amounted to $2,521,133, captive insurance usage fees amounted to $1,000,000 and reinsurance placement fees amounted to $800,000. Premiums, cost and expenses incurred, amounted to $2,171,133. Also see note 10 regarding related fees earned by the company in connection with its captive insurance program.

NOTE 13 - Restricted Cash

     U.S. Trucking maintains cash accounts for owner-operators who perform services for the Company. These funds are accumulated, with the owner-operators consent, by withholding part of the payments due to them for services performed. The funds are used to pay for repairs of equipment, which they own directly. At December 31, 1999, $1,014 was held in escrow.

     During 1999, U.S. Trucking deposited $36,491 with a financing company to cover over the road fuel and other operating expenses for drivers as well as depositing $110,000 in a restricted account to further support the arrangement. In addition, the Company deposited a total $750,000 into restricted certificates of deposit as collateral for the fair value lease for sixty-five year 2000 tractors. Further, a deposit of $84,199 was made in connection with the Company's captive insurance program. A total of $981,704 and $12,320 respectively, was held in restricted accounts at December 31, 1999 and 1998.

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 14 - Concentration of Credit Risk - Cash

     U.S. Trucking maintains its cash balances in three financial institutions, one located in Mt. Pleasant, SC, one located in Wisconsin Rapids, WI and the other in Louisville, KY. At times, the balances may exceed federally insured limits of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit. The fair market value of these financial instruments approximates cost.

NOTE 15 - Accounts Receivable Financing/Revolving Loan Agreement

     On December 22, 1998, U.S. Trucking entered into a three-year revolving credit loan agreement with GE Capital Corp. The revolving loan agreement allows for borrowing up to $8,000,000. Amounts advanced under the loan agreement are based upon 85% of the borrowing base of eligible accounts receivable. The line bears interest at the rate of 4.5% over GECC's commercial paper rate. Amounts borrowed under the agreement are collateralized by a security interest in all of the company's present and future tangible and intangible assets and the personal guarantees of the Huff Family Trust and Dan Pixler. This restructure of debt resulted in a cost of $252,728, which is being amortized over the life of the loan. There is also a letter of credit sub-facility of $250,000 that was unused at December 31, 1999.

     The loan agreement contains several financial covenants including restrictions on incurring or assuming debt other than what was in existence, sales of assets, payments of certain fees, and restrictions on entering into any lending or borrowing arrangements. At December 31, 1999 and 1998 there was $6,736,536 and $1,795,888 respectively, of revolving debt outstanding. Interest expense recorded on the revolving loan agreement amounted to $410,136 in 1999 and $4,300 in 1998. The weighted average interest rate in each of the years was 9.8% and 9.6%.

     From April 1995, to December 1998, U.S. Trucking had an agreement with a factor whereby the factor would accept the company's receivables with full recourse. Under the agreement, the factor advanced up to 90% of those receivables submitted by the company. Interest on funds advanced was charged at an average annual effective rate of 14.9% payable monthly.

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 16 - Economic Dependency

     U.S. Trucking's customers consist primarily of high volume shippers that have significant time sensitive and high service level traffic needs. The Company provided services to a customer, which accounted for net revenues in excess of 10% of the Company's total revenues for the period ended December 31, 1998. That customer accounted for 12.9% of the Company's net revenues for 1998. Accounts receivable from that customer amounted to $242,925 as of December 31, 1998.

     Revenues from U.S. Trucking's five and ten largest customers accounted for approximately 23.1% and 30.4% respectively of total net revenues for the period ended December 31, 1999. Accounts receivable as of December 31, 1999 from those customers amounted to $658,611 and $1,255,644, respectively.

     Revenues from U.S. Trucking's five and ten largest customers accounted for approximately 30.0% and 38.4% respectively of total net revenues for the period ended December 31, 1998. Accounts receivable as of December 31, 1998 from those customers amounted to $693,018 and $912,803, respectively.

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 17 - Intangible Assets

     Intangible assets consist of the following items as of December 31, 1999:

                                     Original       Accumulated      Net Book
                                       Cost        Amortization        Value
                                    ----------    -------------     ----------
Goodwill                            $5,448,249       $482,987       $4,984,678
Debt refinancing costs & other         506,185        287,556          218,749
Deferred trade-in costs                277,651        100,965          176,686
Costs related to the issuance
  of convertible debentures            129,820          8,057          121,763
                                    ----------       --------       ----------
     Total                          $6,381,321       $879,565       $5,501,756
                                    ==========       ========       ==========

     Intangible assets consist of the following items as of December 31, 1998:

                                     Original       Accumulated      Net Book
                                        Cost       Amortization        Value
                                    ----------    -------------     ----------

Goodwill                            $1,585,853       $216,365       $1,369,488
Debt refinancing  costs & other        491,794         56,878          434,916
Deferred trade-in costs                277,651           -             277,651
                                    ----------       --------       ----------
     Total                          $2,355,298       $273,243       $2,082,055
                                    ==========       ========       ==========

     Amortization expense amounted to $606,322 and $152,691 for the years ended December 31, 1999 and 1998, respectively, and is included in depreciation and amortization expense.

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 18 - Stock Transactions and Changes in Capital Structure

     Effective September 1998, U.S. Trucking-Colorado underwent a change in its capital structure whereby it is authorized to issue 75,000,000 shares of no-par common stock and 10,000,000 shares of preferred stock.

     Effective June, 1998, a stock dividend was declared by the Board of Directors, whereby 5,199 shares of the company's common stock was distributed to the stockholders for each share of common stock held.

     On May 26, 1998, U.S. Trucking-Nevada entered into an investment consulting agreement with Joff Pollon & Associates for a period, with extensions, of up to two years. The compensation payable to the consultants under this agreement includes fees, reimbursable expenses and options to purchase up to 1,000,000 post dividend shares of the company's common stock. The common stock was valued at $.18 per share and the consultants are eligible to receive further fees and bonuses as determined by the Board of Directors. Pursuant to this agreement and prior to the reverse merger, 1,000,000 shares of stock were issued and valued at $180,000. Further, Pollon subscribed to purchase an additional 160,000 shares of common stock for $120,000, which was unpaid as of December 31, 1999.

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 19 - Stock Option Plan

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

     The plan allows U.S. Trucking-Nevada to grant options to employees for up to a total of 2,500,000 shares of common stock. Options outstanding become exercisable at the discretion of the Stock Option Committee, which administers the plan, and expire 10 years after the grant date. All options granted during 1999 and 1998 were exercisable at not less than the fair market value of the stock on the date of the grant. Accordingly, no compensation cost has been recognized for the plan.

     The Committee approved the issuance of options to purchase 2,000,000 shares of the common stock of the Company to various employees and advisors for and an exercise price of .30 per share for a total exercise price of $600,000. Included below are options granted to Messrs. W. Anthony Huff and Dan L. Pixler to purchase a total of 500,000 shares of common stock at $3.00 per share.


                                                      Weighted                  Weighted
                                         Options      Average      Warrants     Average
                                       ----------    ---------    ---------    ---------
Securities Outstanding 1/1/99           2,000,000      $0.30          -          $ -
Securities Granted                        500,000      $3.00      1,622,298      $2.72
Securities Exercised                   (1,759,870)     $0.26          -            -
Securities Cancelled                         -         $ -            -          $ -
                                       ----------      -----      ---------      -----

Securities Outstanding 12/31/99           740,130      $2.12      1,622,298      $2.72
                                       ==========      =====      =========      =====


                                                      Weighted                  Weighted
                                         Options      Average      Warrants     Average
                                       ----------    ---------    ---------    ---------
Securities Outstanding 1/1/98               -          $0.00          -          $ -
Securities Granted                      2,000,000      $0.30          -          $ -
Securities Exercised                        -          $ -            -          $ -
Securities Cancelled                        -          $ -            -          $ -
                                        ---------      -----      ---------      -----

Securities Outstanding 12/31/98         2,000,000      $0.30          -          $ -
                                        =========      =====      =========      =====


                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 20 - Industry Segment Information

     U.S. Trucking has three major business segments: mid to long-haul trucking, interstate freight brokerage and auto liability insurance for the trucking industry. During the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The adoption of SFAS 131 requires the presentation of descriptive information about reportable segments which is consistent with that made available to the management of U.S. Trucking to assess performance. As a result of this change, the Company now reports segment performance on an after-tax basis and separately reports information on its truck brokerage operation. In addition, during 1998, the company added the liability insurance business and reports that segment's performance similarly. In determining the net income of each segment of the company, 100% of the interest expense is allocated to long-haul trucking and effective tax rates are determined for each business segment.


                                      Mid to                        Auto
                                     Long-haul        Freight     Liability
                                     Trucking        Brokerage    Insurance   Intersegment     Total
                                    -----------     ----------    ----------  ------------   -----------

1999
Sales                               $35,079,981     $5,879,823    $4,082,562   $  (305,689)  $44,736,677
Operating income (loss)              (3,527,607)       159,418     2,248,855                  (1,119,334)
Net interest                         (1,094,745)         4,821                                (1,089,924)
Pretax income (loss)                 (3,448,299)       164,239     2,248,855                  (1,035,205)
Net income (loss)                    (1,396,600)       102,321     1,401,037                     106,758
Assets                               25,547,758      1,800,915     2,600,421                  29,949,094
Depreciation & amortization           2,900,759         18,956                                 2,919,715
Additions to long-lived assets        1,147,689                                                1,147,689



                                      Mid to                        Auto
                                     Long-haul        Freight     Liability
                                     Trucking        Brokerage    Insurance   Intersegment      Total
                                    -----------     ----------    ----------  ------------   -----------
1998
Sales                               $19,210,994     $1,857,168    $1,749,263   $(1,001,581)  $22,043,844
Operating income (loss)                 (90,284)       239,087       355,321      (100,000)      632,124
Net interest                           (729,980)                                                (729,980)
Pretax income (loss)                     (3,712)       (38,696)      355,321      (191,146)       21,767
Net income (loss)                        (3,712)       (38,696)      355,321      (191,146)      121,767
Assets                               15,064,076        224,823     1,023,462                  16,312,361
Depreciation & amortization           1,614,108          2,744                                 1,616,852
Additions to long-lived assets        5,220,001                                                5,220,001

                                      F-36

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 21 - Equipment Financing Transaction

     On December 21, 1998 U.S. Trucking entered into an equipment financing transaction with a major equipment financing company as part of an overall program to upgrade its fleet of transportation equipment. As part of the transaction, the company traded in equipment with a book value of $914,651 for $637,000 of credit against the new equipment. The transaction resulted in a book loss of $277,651 of which $100,965 was amortized during 1999. For accounting purposes, this loss has been reclassified as an intangible asset and is being amortized over the life of the new equipment leased. The average lease term is 33 months.

NOTE 22 - Fair Value of Financial Instruments

     Estimated fair values of U.S. Trucking's financial instruments are as follows:

                                  1999                          1998
                        -------------------------     -------------------------
                         Carrying         Fair         Carrying        Fair
                          Amount          Value         Amount         Value
                        ----------     ----------     ----------     ----------
Cash                    $1,057,719     $1,057,719     $   22,976     $   22,976
Notes Receivable        $9,948,980     $9,948,980           -              -
Long-term debt          $4,697,870     $4,697,870     $7,258,848     $7,258,848

     The fair value of notes receivable is based upon current estimated recoverable value.

     The fair value of long-term debt is based on current rates at which U.S. Trucking could borrow funds with similar remaining maturities.

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 23 - Commitments and Contingencies

     Commencing on January 1, 1997, U.S. Trucking entered in to an agreement to lease its Wisconsin Rapids facility from certain stockholders for $6,500 per month for a period of five years under an operating lease.

     Commencing January 1, 1999, U.S. Trucking entered in to an agreement to lease its Savannah, NY property from certain shareholders for $2,204 per month for a period of ten years under an operating lease.

     Commencing February 2000, U.S. Trucking leased 4,000 square feet of space in Mt. Pleasant, South Carolina that houses its corporate office and brokerage operations. The lease calls for monthly payments of $6,393 and is for a term of twenty-four months.

     Commencing March 1998, U.S. Trucking leased four tractors from two of its officers under net lease agreements that specify monthly payments of $5,196 and extend with renewal options until May 2002.

     During 1999, U.S. Trucking leased tractors and trailers from various lenders under net lease agreements with total monthly payments of $254,220 with various expiration dates through December 31, 2004.

     In July 1999 U.S. Trucking entered in to operating leases for six tractors with Transit Financial Co., a related party. Lease payments amount to $6,822 per month for a period of three years.

     Minimum rental payments under such leases follow for the years ending December 31:

      2000                                     $ 3,408,300
      2001                                       3,324,900
      2002                                       2,869,000
      2003                                         483,700
      2004                                         459,200
                                               -----------
      Total minimum payments required          $10,545,100
                                               ===========

     Rent expense for the period ended December 31, 1999 and 1998 amounted to $286,947 and $194,655 respectively and is included in administrative expenses.

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 1999 and 1998

NOTE 23 - Commitments and Contingencies (Continued)

     During 1999, U.S. Trucking issued a total of 6,497,297 shares of common stock to several companies and individuals as collateral in connection with contingent transactions. Of these shares, 5,100,000 were issued with the understanding that they could be recalled at any time, at the discretion of the Company, prior to any transaction taking place. The remaining 1,397,297 shares are used as collateral for the other contingent transactions. Accordingly, these shares were not included in the total shares issued and outstanding as of December 31, 1999, and therefore, were not considered in the calculation of earnings per share.

NOTE 24 - Subsequent Events

     In January 2000, U.S. Trucking issued $550,000 of 10% Convertible
Debentures.

     In January 2000, U.S. Trucking subsidiary Gulf Northern Transport, Inc. signed a master agent agreement with Carolina Global, Inc. to manage Gulf Northern's container operations. Carolina Global is owned 90% by Logistics Management, LLC and 10% by an officer of U.S. Trucking. Under the terms of the agreement, Gulf Northern will pay 90% of revenues generated by its container operations to Carolina Global in exchange for the operational services provided.

     In January 2000, Gulf Northern signed a master agent agreement with One-Way Logistics, Inc. to manage Gulf Northern's over the road operations. One-Way is owned 90% by Logistics Management, LLC and 10% by an officer of U.S. Trucking. Under the terms of the agreement, Gulf Northern will pay 95% of revenues generated by its over the road operations to One-Way in exchange for the operational services provided.

     On February 7, 2000, U.S. Trucking entered into a merger agreement to acquire Checkmate Truck Brokerage, Inc. and Maverick Truck Brokerage, Inc., for an estimated purchase price of $1,800,000. Under the terms of the agreement, the purchase price consists of $800,000 in common stock and $500,000 payable to the principals. In addition, $500,000 has been placed in escrow pending the outcome of an acquisition review of the assets and liabilities. Further, the contract includes a stock adjustment agreement whereby the issuance of the common stock included in the agreement will be adjusted pending the outcome of certain performance parameters.

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 24 - Subsequent Events (Continued)

     In March 2000 the U.S. Trucking issued convertible debentures in the amount of $535,000 with principal in the amount of $50,000 payable beginning April 15, 2000. The debentures include a stated interest rate of 12% per annum

     In January 2000 U.S. Trucking, Inc., Logistics Management, LLC and Sebrite Investment Corporation signed as guarantors on a revolving credit facility at Southtrust Bank for Professional Transportation Group, Inc. a company under Logistics Management's common control.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 U.S. TRUCKING, INC.



Dated: May 15, 2000              By:    /s/ Danny Pixler
       ------------                     ----------------------------------------
                                        Danny Pixler, President and Chief
                                        Executive Officer


     Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

      SIGNATURE                     TITLE                       DATE

/s/ Danny L. Pixler
-----------------------     President (Chief Executive       May 15, 2000
Danny L. Pixler             Officer) and Director


/s/ W. Anthony Huff
-----------------------     Executive Vice President         May 15, 2000
W. Anthony Huff             and Director

/s/ John Ragland
-----------------------     Chief Financial and              May 15, 2000
John Ragland                Accounting Officer

                               U.S. TRUCKING, INC.

               FORM 10-K UNDER THE SECURITIES EXCHANGE ACT OF 1934

                                  EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION                   LOCATION
-------   -----------                   --------

  3.1     Articles of Incorporation,    Incorporated by reference to Exhibit
          as amended                    3.1 to the Registrant's Registration
                                        Statement on Form SB-2 (SEC File No.
                                        333-71875)

  3.2     Bylaws, as amended            Incorporated by reference to Exhibit
                                        3.2 to the Registrant's Registration
                                        Statement on Form SB-2 (SEC File No.
                                        333-71875)

  3.3 Articles of Amendment to Incorporated by reference to Exhibit Articles of Incorporation 3.3 to the Registrant's Registration effective September 8, 1998 Statement on Form SB-2 (SEC File No.
                                        333-71875)

  3.4 Articles of Amendment to Incorporated by reference to Exhibit Articles of Incorporation 3.4 to the Registrant's Registration
          dated January 20, 1999        Statement on Form SB-2 (SEC File No.
          regarding Series A Pre-       333-71875)
          ferred Stock

  3.5 Articles of Amendment to Incorporated by reference to Exhibit Articles of Incorporation 3.5 to the Registrant's Registration
          dated April 29, 1999,         Statement on Form SB-2 (SEC File No.
          regarding Series B Pre-       333-71875)
          ferred Stock

  3.6 Articles of Amendment to Incorporated by reference to Exhibit Articles of Incorporation 3.6 to the Registrant's Registration
          dated June 10, 1999,          Statement on Form SB-2 (SEC File No.
          regarding Series C Pre-       333-71875)
          ferred Stock

  3.7     Articles of Amendment to      Incorporated herein by reference
          Articles of Incorporation     to Exhibit 3.7 to the Company's
          dated September 10, 1999      Form 10-Q for the quarter ended
          regarding Series D            September 30, 1999 (SEC File
          Preferred Stock               333-70353)

  3.8     Articles of Amendment to      Filed herewith electronically
          Articles of Incorporation
          dated November 8, 1999
          regarding Series E
          Preferred Stock

 10.1     1998 Stock Option Plan        Incorporated herein by reference to
                                        Exhibit No. 4.3 to the Company's
                                        Registration Statement on Form S-8
                                        (SEC File No. 333-70353)

 10.2     Share Exchange Agreement      Incorporated herein by reference to
          with U.S. Trucking, Inc.      Exhibit No. 10 to the Company's
                                        Form 8-K dated September 8, 1998

 10.3     Employment Agreement with     Incorporated by reference to Exhibit
          Danny L. Pixler               10.3 to the Registrant's Registration
                                        Statement on Form SB-2 (SEC File No.
                                        333-71875)

 10.4     Employment Agreement with     Incorporated by reference to Exhibit
          Anthony Huff                  10.4 to the Registrant's Registration
                                        Statement on Form SB-2 (SEC File No.
                                        333-71875)

 10.5     Employment Agreement with     Incorporated by reference to Exhibit
          John Ragland                  10.5 to the Registrant's Registration
                                        Statement on Form SB-2 (SEC File No.
                                        333-71875)

 10.6     Lease Agreement dated         Incorporated by reference to Exhibit
          January 1, 1997, between      10.6 to the Registrant's Registration
          Gulf Northern Transport,      Statement on Form SB-2 (SEC File No.
          Inc., Dan L. Pixler, and      333-71875)
          Sebrite Insurance Services,
          Inc.

 10.7     Lease Agreement dated         Incorporated by reference to Exhibit
          March 5, 1998, between        10.7 to the Registrant's Registration
          Gulf Northern Transport,      Statement on Form SB-2 (SEC File No.
          Inc. and Dan Pixler for       333-71875)
          three tractors

 10.8     Lease Agreement dated         Incorporated by reference to Exhibit
          September 23, 1998,           10.8 to the Registrant's Registration
          between Gulf Northern         Statement on Form SB-2 (SEC File No.
          Transport, Inc. and           333-71875)
          Thomas Financial Services

 10.9     Stock Exchange Agreement      Incorporated by reference to Exhibit
          between U.S. Trucking and     10.9 to the Registrant's Registration
          three shareholders dated      Statement on Form SB-2 (SEC File No.
          January 29, 1999              333-71875)

 10.10    Loan and Security Agreement   Incorporated by reference to Exhibit
          dated as of December 22,      10.10 to the Registrant's Registration
          1998 between General          Statement on Form SB-2 (SEC File No.
          Electric Capital Corporation 333-71875) and U.S. Trucking, Inc., et al.

 10.12    10% Convertible Debenture     Incorporated by reference to
          due May 31, 2002 for          Exhibit 10.12 to the Company's
          $600,000                      Form 10-QSB for the quarter
                                        ended June 30, 1999

 10.13    1998 Stock Option Plan,       Incorporated by reference to Exhibit
          as amended                    10.13 to the Registrant's Registration
                                        Statement on Form SB-2 (SEC File No.
                                        333-71875)

 10.14    Purchase and Sale Agreement   Incorporated by reference to
          by and among Mid-Cal          the Company's Form 8-K dated
          Express, Inc., Prime          April 14, 1999
          Companies, Inc. and U.S.
          Trucking, Inc.

 10.15    Merger Agreement and Plan of  Incorporated by reference to
          Reorganization dated          Exhibit 10.1 to the Company's
          February 2, 2000, by and      Form 8-K dated February 7, 2000
          between U.S. Trucking, Inc.,
          Checkmate Acquisition Corp.,
          Tommy Chambers, Marylou
          Chambers and Timothy O'Bannon
          and Checkmate Truck Brokerage,
          Inc.

 10.16    Merger Agreement and Plan of  Incorporated by reference to
          Reorganization dated          Exhibit 10.2 to the Company's
          February 2, 2000, by and      Form 8-K dated February 7,
          between U.S. Trucking, Inc.,  2000
          Checkmate Acquisition Corp.,
          Tommy Chambers, Timothy
          O'Bannon, Marylou Chambers
          and Sharion O'Bannon and
          Maverick Truck Brokerage,
          Inc.

 10.17    Price Adjustment Agreement    Incorporated by reference to
                                        Exhibit 10.3 to the Company's
                                        Form 8-K dated February 7,
                                        2000

 10.18    Guaranty Agreement            Filed herewith electronically
          with Southtrust Bank, N.A.

 10.19    Bill of Sale, Promissory      Filed herewith electronically
          Note & Security Agreement
          with One-Way Logistics

 10.20    Promissory Notes from         Filed herewith electronically
          Transit Financial Services,
          Inc.

 21       Subsidiaries of the           Filed herewith electronically
          Registrant

 23.2     Consent of Bianculli,         Filed herewith electronically
          Pascale & Co. P.C.

 27       Financial Data Schedule       Filed herewith electronically