Form 10QSB
period 2000-03-31
U S TRUCKING INC
filed 2000-05-23
CIK 820408

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


                   For the Three Months Ended March 31, 2000


                      Commission File Number:  33-9640-LA


                               U S TRUCKING, INC.

               (Exact Name of Issuer as Specified in its Charter)



         COLORADO                                 68-0133692
(State or Other Jurisdiction      (I.R.S. Employer Identification Number)
Incorporation or Organization)


                  550 Long Point Road MT. Pleasant, S.C. 29462
 ------------------------------------------------------------------------------
                   (Address of Principal Executive (Offices)


                                 (843) 972-2055
              (Registrant's Telephone Number, Including Area Code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days


                            Yes [ ]           No [X]


There were 9,282,761 shares of the Registrant's common stock outstanding as of April 27, 2000

                              U.S. TRUCKING, INC.
                                  FORM 10-QSB
                                     INDEX


PART I:   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEETS (UNAUDITED) MARCH 31, 2000 AND DECEMBER 31, 1999

          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (UNAUDITED) THREE MONTHS ENDED MARCH 31, 2000 AND 1999

          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) THREE MONTHS ENDED MARCH 31, 2000 AND 1999

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PART II:  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

ITEM 2.   CHANGES IN SECURITIES

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.   EXHIBITS AND REPORTS ON FORM 8-K

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999

                        PART I -- FINANCIAL INFORMATION


A S S E T S                                                2000            1999
-----------                                             ---------        ---------
CURRENT ASSETS
 Cash and cash equivalents                             $   441,062      $ 1,057,719
 Accounts receivable-net of allowance
  for doubtful accounts of $310,451
  in 2000 and $303,451 in 1999                          16,130,555        8,140,132
 Current portion of notes receivable-related parties     4,732,413        4,541,634
 Parts and supply inventory                                239,400          258,405
 Current portion of deferred tax asset                     377,700          400,000
 Investment in marketable securities
  at fair market value                                     171,000          188,136
 Prepaid expenses and other assets                       1,231,149          575,565
                                                       -----------      -----------
                     Total Current Assets               23,323,279       15,161,591
                                                       -----------      -----------

TRANSPORTATION AND OTHER EQUIPMENT -
at cost, less accumulated depreciation and
amortization of $621,890 in 2000 and
$420,541 in 1999                                         1,019,334          887,690
                                                       -----------      -----------

OTHER ASSETS
 Restricted cash                                           996,500          981,704
 Notes receivable-related parties                        5,848,661        5,407,346
 Deferred tax asset - net of current portion               741,963          741,963
 Due from related party                                     89,680          186,023
 Due from captive insurer                                  960,501          705,321
 Other assets                                               16,343          375,700
 Intangible assets - net of accumulated amortization
  of $1,249,742 in 2000 and $879,565 in 1999             8,539,031        5,501,756
                                                       -----------      -----------
                     Total Other Assets                 17,192,679       13,899,813
                                                       -----------      -----------

                            TOTAL ASSETS               $41,535,292      $29,949,094
                                                       ===========      ===========


                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999


LIABILITIES AND STOCKHOLDERS' EQUITY                            2000               1999
------------------------------------                        -----------        ------------
CURRENT LIABILITIES
 Accounts payable-trade                                     $  5,254,819       $  2,027,819
 Revolving loan payable                                       12,818,952          6,736,536
 Due to affiliates                                               493,920               --
 Accrued expenses and other                                    1,980,894          1,818,902
 Current portion - long term debt                              1,949,669          3,210,916
                                                            ------------       ------------
               Total Current Liabilities                      22,498,254         13,794,173
                                                            ------------       ------------

OTHER LIABILITIES
 Owner operator escrow accounts                                  110,297            122,865
 Long term debt - net of current portion                       2,273,218          1,486,954
 Convertible debentures                                        2,335,000          1,450,000
                                                            ------------       ------------
               Total Other Liabilities                         4,718,515          3,059,819
                                                            ------------       ------------
                              TOTAL LIABILITIES               27,216,769         16,853,992
                                                            ------------       ------------


STOCKHOLDERS' EQUITY
Preferred Stock (no par value
 - 10,000,000 shares authorized)
 Series A (999,000 shares outstanding)                               762                762
 Series B (2,000 shares outstanding                            2,000,000          2,000,000
 Series C (50,000 shares outstanding)                             15,000             15,000
 Series D (950 shares outstanding)                               950,000            950,000
Series E (2,300 shares outstanding)                            2,300,000          2,300,000
Common Stock (no par value-75,000,000 shares authorized,
  9,229,461 shares issued and outstanding in
  2000; 50,000,000 shares authorized 8,844,461
  shares issued and outstanding in 1999)                       7,648,324          6,445,199
 Additional paid-in capital                                    3,605,580          3,605,580
 Accumulated (deficit)                                        (1,265,243)        (1,302,675)
 Accumulated other comprehensive (loss)                          (29,112)           (11,976)
 Subscriptions receivable                                       (906,788)          (906,788)
                                                            ------------       ------------

               Total Stockholders' Equity                     14,318,523         13,095,102
                                                            ------------       ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 41,535,292       $ 29,949,094
                                                            ============       ============


                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                              2000               1999
                                                          -----------         ----------
Net Revenues                                              $ 18,062,940       $  7,661,372

Operating expenses
 Transportation and rentals                                 14,337,819          2,697,196
 Operating supplies and maintenance                             21,898            316,013
 Other operating costs                                         152,619            138,825
 Fuel                                                            1,678            715,100
 Insurance and claims                                        1,497,453            490,491
 Depreciation and amortization                                 204,156            550,635
 Taxes and licenses                                             94,506            107,117
 Salaries, wages and benefits                                  955,337          2,053,083
 Occupancy costs                                                93,462             82,300
 Administrative expenses                                       689,129            431,883
                                                          ------------       ------------
         Total operating expenses                           18,048,057          7,582,643
                                                          ------------       ------------

                Operating income (loss)                         14,883             78,729
                                                          ------------       ------------

Other income and expenses
 Interest income                                                21,303               --
 Interest expense                                             (363,159)          (108,796)
 Gain on sale of marketable securities                            --                 --
 Other income                                                   22,305             25,899
 Gain on disposition of assets                                 364,400            124,114
                                                          ------------       ------------
                   Total other income and (expenses)            44,849             41,217
                                                          ------------       ------------

        Net income (loss) before income taxes                   59,732            119,946

Provision for income taxes                                      22,300               --
                                                          ------------       ------------

                 Net income                                     37,432            119,946
                                                          ------------       ------------

Basic earnings per common share                           $        NIL       $        .01
                                                          ============       ============

Weighted average number of common shares                     9,074,576         12,273,890
                                                          ============       ============


                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000




                                                   Common Stock                                    Additional
                                           No Par Value                    Preferred Stock          Paid in
                                             Shares         Amount        Shares       Amount       Capital
                                             ------         ------        ------       ------       -------

Opening balance - January 1, 2000           8,844,461     $6,445,199     1,054,250   $5,265,762    $3,605,580

Issuance of Common Stock-
 Checkmate Acquisition                        385,000      1,203,125        --           --            --

Proceeds from sale of Common Stock               --            --           --           --            --

Other Comprehensive Income:
 Net Income for the three months
  ended March 31, 1999                                                                                 37,432
 Change in unrealized loss on
  available-for-sale investments                 --            --           --           --            --
                                            ---------     ----------    ----------   ----------    ----------

Closing balance - December 31, 1999         9,229,461     $7,648,324     1,054,250   $5,265,762    $3,605,580
                                            =========     ==========     =========   ==========    ==========

                                                           Accumulated
                                                              Other
                                          Accumulated     Comprehensive     Subscriptions
                                            Deficit          (Loss)           Receivable         Total
                                            -------          ------           ----------         -----
Opening balance - January 1, 2000         $(1,302,675)      $(11,976)        $(906,788)       $13,095,102

Issuance of Common Stock-
 Checkmate Acquisition                           --            --                --             1,203,125

Proceeds from sale of Common Stock               --            --

Other Comprehensive Income:
 Net Income for the three months
  ended March 31, 1999                           --            --               37,432
 Change in unrealized loss on
  available-for-sale investments                 --          (17,136)            --               (17,136)
                                          -----------       --------         ---------        -----------

Closing balance - December 31, 1999       $(1,265,243)      $(29,112)        $(906,788)       $14,318,523
                                          ===========       ========         =========        ===========


                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1999



                                                  Common Stock                                       Additional
                                          No Par Value                       Preferred Stock          Paid in
                                             Shares          Amount        Shares        Amount       Capital
                                             ------          ------        ------        ------       -------
Opening balance - January 1, 1999          16,074,591      $2,796,000         --       $    --      $3,821,812

Issuance of Common Stock upon
 Exercise of options                        1,759,870         449,961         --            --           --

Capital contributed                             --             --             --            --         401,668

Issuance of Common Stock-
 Excalibur Acquisition - Note 3               200,000         650,000         --            --           --

Issuance of Common Stock-Prostar
 Acquisition - Note 3                         200,000         500,000         --            --           --

Common Stock exchanged for Series
 A Preferred Stock - Note 8                (9,990,000)           (762)     999,000            762        --

Issuance of Series B Preferred
 Stock Note 8                                   --             --            2,000      2,000,000     (185,000)

Issuance of Series C Preferred
 Stock Note 8                                   --             --           50,000         15,000        --

Issuance of Series D Preferred
 Stock Note 8                                   --             --              950        950,000     (150,000)

Issuance of Series E Preferred
 Stock Note 8                                   --             --            2,300      2,300,000     (282,900)

Proceeds from sale of Common Stock            600,000       2,050,000         --            --           --

Other Comprehensive Income:
 Net Income for the year ended
  December 31, 1999

 Change in unrealized loss on
  available-for-sale investments                --             --             --            --           --

December 31, 1999                               --             --             --            --           --
                                          -----------      ----------   ----------     ----------   ----------
Closing balance - December 31, 1999         8,844,461      $6,445,199    1,054,250     $5,265,762   $3,605,580
                                          ===========      ==========   ==========     ==========   ==========

                                                               Accumulated
                                                                 Other
                                            Accumulated      Comprehensive       Subscriptions
                                              Deficit           (Loss)            Receivable          Total
                                              -------           ------            ----------          -----

Opening balance - January 1, 1999           $(1,409,433)          --              $(120,000)       $ 5,088,379

Issuance of Common Stock upon
 Exercise of options                             --               --               (436,788)            13,173

Capital contributed                              --               --                  --               401,668

Issuance of Common Stock-
 Excalibur Acquisition - Note 3                  --               --                  --               650,000

Issuance of Common Stock-Prostar
 Acquisition - Note 3                            --               --                  --               500,000

Common Stock exchanged for Series
 A Preferred Stock - Note 8                      --               --                  --                 --

Issuance of Series B Preferred
 Stock Note 8                                    --               --                  --             1,815,000

Issuance of Series C Preferred
 Stock Note 8                                    --               --                  --                15,000

Issuance of Series D Preferred
 Stock Note 8                                    --               --                  --               800,000

Issuance of Series E Preferred
 Stock Note 8                                    --               --                  --             2,017,100

Proceeds from sale of Common Stock               --               --               (350,000)         1,700,000

Other Comprehensive Income:
 Net Income for the year ended
  December 31, 1999                             106,758           --                  --               106,758
 Change in unrealized loss on
  available-for-sale investments                 --            (11,976)               --               (11,976)

December 31, 1999                                --               --                  --               106,758
                                            -----------       --------            ---------        -----------

Closing balance - December 31, 1999         $(1,302,675)      $(11,976)           $(906,788)       $13,095,102
                                            ===========       ========            =========        ===========


                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                         2000               1999
                                                       ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                            $    37,432       $   119,945

ADJUSTMENTS TO RECONCILE NET
INCOME TO NET CASH PROVIDED
(USED) IN OPERATING ACTIVITIES
Depreciation & amortization                               204,156           550,635
Provision for doubtful accounts                             7,000              --
Deferred taxes                                             22,300              --
Gain on disposal of equipment                            (364,400)         (124,114)
 (Increase) Decrease-Assets
 Restricted cash                                          (14,796)         (226,000)
 Accounts receivable                                   (4,601,060)       (1,222,885)
 Prepaid expenses and other assets                       (253,672)         (363,617)
 Intangible assets                                       (576,666)             --
 Due from captive insurer                                (255,180)             --
Increase (Decrease)-Liabilities
 Accounts payable - trade                               1,341,339           801,285
 Revolving loan                                         4,212,040              --
 Accrued expenses and
  other current liabilities                               497,062           516,419
                                                      -----------       -----------
    Total Adjustments                                     218,123           (68,277)
                                                      -----------       -----------
Net cash provided (used) by operating activities          255,555            51,668
                                                      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses                               (534,698)             --
Purchase of equipment and software development           (128,695)         (142,808)
Proceeds from disposition of assets                       364,400         1,104,114
                                                      -----------       -----------
Net cash (used) by investing activities                  (298,993)          961,306
                                                      -----------       -----------
            Subtotal                                  $   (43,438)      $ 1,012,974
                                                      -----------       -----------

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                          2000             1999
                                                      -----------       -----------
Balance Forward                                       $   (43,438)      $ 1,012,974

CASH FLOWS FROM
FINANCING ACTIVITIES

Notes receivable                                         (582,249)             --
Repayments of notes receivable                             96,343              --
Proceeds from sale of common stock
 and additional paid in capital                              --             473,668
Issuance of convertible debentures                        885,000              --
Proceeds from long-term debt financing                    301,502              --
Principal payments on long-term debt                   (1,273,815)       (1,076,382)
                                                      -----------       -----------

Net cash (used) provided by financing activities         (573,219)         (602,714)
                                                      -----------       -----------

NET INCREASE (DECREASE) IN CASH                          (616,657)          410,260

CASH AT BEGINNING OF YEAR                               1,057,719            22,976
                                                      -----------       -----------

CASH AT END OF YEAR                                   $   441,062       $   433,236
                                                      ===========       ===========

Supplemental Disclosure of
 Cash flow information:

Cash Paid during the year
  Interest expense                                    $   293,002       $   108,796
                                                      ===========       ===========

  Income taxes                                        $    -0-          $     -0-
                                                      ===========       ===========


                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


Non Cash Investing and Financing Activities

During the first quarter of year 2000, U.S. Trucking acquired the business operations of Checkmate Truck Brokerage, Inc. and Maverick Truck Brokerage, Inc.


        Fair Value of assets acquired                  $   3,531,347
        Fair Value of liabilities assumed                  4,399,649
        Goodwill recognized                                2,606,125
        Cash paid                                            534,698
        Value of Common Stock issued                       1,203,125


                      U.S. TRUCKING, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

NOTE 1 - General and Summary of Significant Accounting Policies

(A) - Nature of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They have been prepared in accordance with paragraph
228.310 of Regulation S-B and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments considered necessary for a fair presentation have been included.

U.S. Trucking is in the mid to long-haul trucking, brokerage-logistics services, agent and auto liability insurance businesses. Corporate headquarters are located in Mt. Pleasant, South Carolina with regional terminals located in various states. Services are provided to customers throughout the 48 contiguous states.

(B) - Basis of Presentation

The accompanying consolidated balance sheets and related statements of operations, stockholders' equity and cash flows includes the accounts of U.S. Trucking, Inc. and its wholly owned subsidiaries, Gulf Northern Transport, Inc., Mencor, Inc. and Prostar, Inc. as of March 31, 2000 and Gulf Northern Transport, Inc. and Mencor, Inc. as of March 31, 1999. Significant intercompany transactions or balances as of and for the periods ended March 31, 2000 and 1999 have been eliminated.

(C) - Net Income per Common Share

Basic net income per share is computed on the basis of the weighted average number of common shares outstanding during each period. Diluted net income per share is calculated by combining weighted average number of common shares outstanding and potentially dilutive common share equivalents

(D) - Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with maturities of six months or less to be cash equivalents for financial statement purposes.

                      U.S. TRUCKING, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

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

(H)- Management

In January 2000, U.S. Trucking's subsidiary, Gulf Northern Transport, Inc., signed a master agent agreement with Carolina Global, Inc. to manage Gulf Northern's container operations. Carolina Global is owned 90% by Logistics Management, LLC and 10% by an officer of U.S. Trucking. Under the terms of the agreement, Gulf Northern will pay 90% of revenues generated by its container operations to Carolina Global in exchange for the operational services provided.

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

                      U.S. TRUCKING, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

(I) - Income Taxes

U.S. Trucking accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting or Income Taxes" which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assts are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods' taxable income for federal, state and local income tax reporting purposes.

(J) - Use of Estimates

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

(K) - Revenue Recognition

During 1999, U.S. Trucking changed its revenue recognition policy to record revenue at he time freight is picked up at the customer's site. Prior to 1999, we recognized revenues at the time freight was delivered to recipients. This change in accounting policy resulted in an insignificant difference in net income for the periods reported. Accordingly, these financial statements were not restated to reflect this change. Liability insurance revenue is recognized on a written premium basis. All other revenue is recognized at the time services are provided.

(L) - 1999 Reclassifications

Certain reclassifications have been made to the 1999 figures to conform them to the current year's presentation.

                      U.S. TRUCKING, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

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

NOTE 3 - Acquisition of Subsidiaries and Other Assets and Liabilities

2000 Transactions

On February 7, 2000, U.S. Trucking entered into a merger agreement to acquire Checkmate Truck Brokerage, Inc. and Maverick Truck Brokerage, Inc., for an estimated purchase price of $2,606,125. Under the terms of the agreement, the purchase price consists of 385,000 shares of common stock that were valued at $1,203,125 and $500,000 payable to the principals. In addition, $500,000 has been placed in escrow pending the outcome of an acquisition review of the assets and liabilities. Further, the contract includes a stock adjustment agreement whereby the issuance of the common stock included in the agreement will be adjusted pending the outcome of certain performance parameters.

                      U.S. TRUCKING, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

NOTE 3 - Acquisition of Subsidiaries and Other Assets and Liabilities
(Conrtinued)

An allocation of the purchase price for the year 2000 transactions follows:


                                                             Checkmate/
                                                              Maverick
                                                             ----------
                   Assets
                   Accounts receivable                       $ 3,396,363
                   Transportation and
                         other equipment                         661,589
                   Goodwill                                    2,606,125
                   Other assets                                   77,339
                                                             -----------
                            Total                            $ 6,137,472
                                                             ===========

                   Liabilities Assumed and Equity
                   Liabilities assumed                       $ 3,962,688
                   Liability to sellers                          971,659
                   Common stock                                1,203,125
                                                             -----------
                         Total                               $ 6,137,472
                                                             ===========


                      U.S. TRUCKING, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

NOTE 4 - Income Taxes

The 2000 tax benefit includes net operating loss carryovers from prior years amounting to $835,263. The deferred tax asset as of March 31, 2000 includes a current portion of $400,000 and a long-term portion of $741,963.

Differing methods of reporting income for tax purposes as compared to financial reporting purposes resulted in net deferred income tax provisions of approximately $136,400 and $149,000 for the years ended March 31, 2000 and 1999, respectively.

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

U.S. Trucking has net operating losses through March 31, 2000 of $3,087,900. These losses will be available to offset future taxable income and begin to expire in 2010.

There is no tax effect related to the component of the other comprehensive loss since no capital gain can be anticipated.

                      U.S. TRUCKING, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

NOTE 5 - Convertible Debentures

During 1999, U.S. Trucking issued $2,250,000 of 10% convertible debentures due May 31, 2002. We received proceeds of $2,042,000, net of $208,000 of debt issuance costs. The debt issuance costs are being amortized over the life of the debentures and $8,057 was amortized during 1999.

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

We retired $800,000 of debentures in September 1999 including approximately $31,000 of accrued interest. Related debt issuance costs of $78,180 was expensed and is included in administrative expenses in the accompanying financial statements

During the quarter ended March 31, 2000 U.S. Trucking issued convertible debentures in the amount of $885,000. The debentures include a stated interest rate of 10% per annum and mature during the quarter ended March 31, 2003.

NOTE 6 - Captive Insurance Program

We recorded in the accompanying financial statements $960,501 of amounts due from captive insurer of which $255,180 and $350,000 is reflected in revenues in the quarter ended March 31, 2000 and year ended December 31, 1999, respectively. This amount represents the estimated "program-to date profit" at March 31, 2000 and 1999.

                      U.S. TRUCKING, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

NOTE 7 - Industry Segment Information

U.S. Trucking has three major business segments: long-haul trucking, interstate truck brokerage and liability insurance for the long haul trucking industry. During the fourth quarter of 1998, we adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131).

The adoption of SFAS 131 requires the presentation of descriptive information about reportable segments which is consistent with that made available to the management of U.S. Trucking to assess performance. As a result of this change, we now report segment performance on an after-tax basis and separately report information on its truck brokerage operation. In addition, during 1998, we added the liability insurance business and reports that segment's performance similarly. In determining the net income of each segment of the company, 100% of the interest expense is allocated to long-haul trucking and effective tax rates are determined for each business segment.


                                Long-haul           Truck             Liability
                                Trucking           Brokerage          Insurance      Intersegment         Total
                                ---------------------------------------------------------------------------------

MARCH 31, 2000

Sales                         $ 10,661,091        $ 6,019,969        $1,624,540       $(242,660)       $18,062,940
Operating income (loss)           (113,249)            72,466            55,666            --               14,883
Net interest                      (302,290)           (39,566)             --              --              341,856
Pretax income (loss)               (20,263)            24,329            55,666            --               59,732
Net income (loss)                  (12,705)            15,255            34,902            --               37,432
Assets                          31,215,547          8,242,069         2,077,676            --           41,535,292
Depreciation &
 Amortization                      143,644             44,717            15,795            --              204,156
Additions to long-
 lived assets                      128,695            204,298              --              --              332,993


                      U.S. TRUCKING, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

NOTE 7 - Industry Segment Information (continued)


                                Long-haul             Truck           Liability
                                Trucking            Brokerage         Insurance      Intersegment           Total
                                ----------------------------------------------------------------------------------
MARCH 31, 1999

Sales                         $ 19,210,994        $ 1,857,168        1,7498263     $ (1,001,581)       $ 21,815,844
Operating Income (loss)            (90,284)           239,087          355,321         (100,000)            404,124
Net interest                      (729,980)              --               --               --              (729,980)
Pretax income (loss)                (3,712)           (38,696)         355,321         (191,146)            121,767
Net income (loss)                   (3,712)           (38,696)         355,321         (191,146)            121,767
Assets                          15,064,076            224,823        1,023,462             --            16,312,361
Depreciation &
 Amortization                    1,614,108              2,744             --               --             1,616,852
Additions to long-
 lived assets                    5,220,001               --               --               --            5,220,,001



NOTE 8 - Commitments and Contingencies

During 1999, U.S. Trucking issued a total of 6,497,297 shares of common stock to several companies and individuals as collateral in connection with contingent transactions. Of these shares, 5,100,000 were issued with the understanding that they could be recalled at any time, at our discretion, prior to any transaction taking place. The remaining 1,397,297 shares are used as collateral for the other contingent transactions. Accordingly, these shares were not included in the total shares issued and outstanding as of December 31, 1999, and therefore, were not considered in the calculation of earnings per share.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

Assumptions relating to forward-looking statements involve judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many which are beyond our control. When used in this Quarterly Report, the words "estimates", "projects", and "expect" and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in the forward-looking information will be realized.

Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impacts of which may cause us to alter our business strategy, which may in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as our representation that statements contained in this Quarterly Report speak only as of the date of this Quarterly Report, and we do not have any obligation to publicly update or revise any of these forward-looking statements.

Such statements may include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation and plans relating to the foregoing. Statements in the Company's Form 10-QSB, including Notes to the Consolidated Financial Results of Operations, describe factors, among others, that could contribute to or cause such differences.

Tax Benefit. During 1999, because of acquisitions made by the company, it became more likely than not that the net operating loss carryovers generated from 1995 to 1999 would be fully used by the time the loss utilization periods expired. Accordingly, the income tax benefit was included in income during 1999.

Prior to 1999, U.S. Trucking incurred net operating losses for tax purposes. Because it did not appear likely that the benefit of such losses would be used before their expiration dates, we had limited the income tax benefit recognized in the financial statements for those net operating losses by establishing a valuation allowance for deferred tax assets.

The Emerging Issues Task Force addressed the accounting for decreases in deferred tax asset valuation allowances established in a purchase business combination as a result of a change in tax regulations and reached a consensus that the change in the valuation amount should be recognized through the statement of operations.



GENERAL

U.S. Trucking, Inc. was established in January of 1997 by combining under U.S. Trucking-Nevada the operations of Gulf Northern Transport, a mid-to-long-haul truckload carrier and Mencor, Inc. a third party brokerage company. During 1999, we acquired Prostar, Inc. a brokerage company.

U.S. Trucking, Inc. operating results are driven by the results of the truckload business of its operating subsidiary, Gulf Northern Transport, Inc., our captive auto liability insurance program, our brokerage operations, implementation of an agent program, and the purchase of a intermodal line of business. We reported a profit in each of the periods ending March 31, 2000 and 1999.

On December 31, 1999, we effected the over the road truckload operations were transferred to One-Way Logistics, Inc. a company owned 90% by Logistics Management, LLC which owns a significant portion of stock in our company and is controlled by our Chairman of the Board and the President-CEO. The container/intermodal operations were transferred to Carolina Global, Inc. also a company owned 90% by Logistics Management, LLC. Both agency programs work similarly in that U.S. Trucking, Inc. will pay out 90% agent settlements to One-Way Logistics, Inc. and Carolina Global, Inc. and they will be responsible for paying all costs related to the operations of their respective operations. For U.S. Trucking, Inc., the 10% margin created from these operations will be used to provide Auto-Liability & Cargo insurance coverage, paying for receivable financing interest and any overhead expense involved with managing the billing and collecting of accounts receivable and the processing of the agents settlements. After implementation of these procedures, our comparatives from one period to another occurring in 1999 and 2000 change dramatically, in that our purchased transportation costs will increase significantly while other operating expenses and administrative costs will be reduced materially.


RESULTS OF OPERATIONS

The following table sets forth items in the Consolidated Statement of Operations for the three months ending March 31, 2000 and 1999 as a percentage of operating revenues.

                                               3 mos. Ending       3 mos. Ending
                                                 31-Mar-98           31-Mar-99
                                               ---------------------------------
OPERATING REVENUES                                 100.0%              100.0%

PURCHASED TRANSPORTATION & RENTALS                  79.4%               36.2%
OPERATING SUPPLIES AND MAINTENANCE                   0.1%                4.1%
FUEL                                                 0.0%                9.3%
MISCELLANEOUS OPERATING EXPENSES                     0.8%                7.8%
INSURANCE AND CLAIMS                                 8.3%                6.4%
DEPRECIATION AND AMORTIZATION                        7.7%                7.2%
TAXES AND LICENSES                                   0.5%                1.4%
OCCUPANCY COSTS                                      0.5%                1.1%
SALARIES, WAGES AND BENEFITS                         5.3%               26.6%
ADMINISTRATIVE EXPENSES                              3.9%                5.7%

TOTAL EXPENSES                                      99.8%               99.0%

OPERATING INCOME                                     0.1%                1.0%

INTEREST EXPENSE                                    -1.8%               -1.4%
OTHER INCOME                                         2.1%                2.0%

INCOME (LOSS) BEFORE INCOME TAXES                    0.3%                1.6%

INCOME TAXES (BENEFIT)                              -0.1%                0.0%

NET INCOME                                           0.2%                1.6%

Three months ended March 31, 2000 compared to March 31, 1999

Operating revenues. Total operating revenue increased from $7.66 million for the three months ended March 31, 1999 to $18.06 million, or 135.8% for the three months ended March 31, 2000. The reasons for this increase are the acquisitions of Prostar, Inc., a line of intermodal business from Excalibur Express, Inc. and Fulmer Transport, Inc. in the second and third quarters of 1999, and the acquisition of Checkmate/Maverick truck brokerage completed in February 2000 as well as the opening of a new container division in March 2000. Operating revenues as a result of the Prostar acquisition increased $1.40 million. Operating revenues as a result from the Excalibur acquisition increased $1.59 million. Operating revenues as a result from the Fulmer acquisition increased $4.04 million. Operating revenues as result from the Checkmate/Maverick acquisition increased $4.54 million. Operating revenues as a result of opening a new container division increased $965 thousand. In addition, revenues from the Captive Insurance Program increased from $305 thousand for the three months ended March 31, 1999 to $1.62 million for the three months ended March 31, 2000.

Purchased transportation and rentals. Purchased transportation and rentals increased from $2.70 million for the three months ended March 31, 1999 to $14.34 million or 431.6% for the three months ended March 31, 2000. As a percentage of operating revenue, purchased transportation and rentals increased from 35.2% for the three months ended March 31, 1999 to 79.4% for the three months ended March 31, 2000. Changes from converting the truckload and intermodal operations to agency programs and the acquisition of Prostar, Inc. (a brokerage company) and Checkmate/Maverick Truck Brokerage resulted in the increase in purchase transportation as a percentage of sales. Freight settlements from brokerage operations increased from $336 thousand for the three months ended March 31, 1999 to $5.12 million for the three months ended March 31, 2000. Agent settlements from truckload and container operations increased from $52 thousand for the three months ended March 31, 1999 to $9.01 million for the three months ended March 31, 2000.

Salaries, wages and benefits. Salaries, wages and benefits decreased from $2.05 million for the three months ended March 31, 1999 to $955 thousand or 53.4% for the three months ended March 31, 2000. Salaries, wages and benefits as a percentage of total operating revenue decreased from 26.8% for the three months ended March 31, 1999 to 5.3% for the three months ended March 31, 2000. The decrease as a percentage of operating revenue is attributed to the change in revenue mix discussed in the preceding paragraph which caused company driver payroll to decrease from $1.16 million for the three months ended March 31, 1999 to zero for the three months ended March 31, 2000.

Fuel. Fuel expense decreased from $715 thousand for the three months ended March 31, 1999 to $1.7 thousand for the three months ended March 31, 2000. The decrease is attributed to the conversion of truckload operations to an agency program in which most operating costs other than agents settlements are eliminated. Fuel expense from company owned tractors decreased from $698 thousand for the three months ended March 31, 1999 to zero for the three months ended March 31, 2000.

Operating supplies and maintenance. Operating supplies and maintenance decreased from $316 thousand for the three months ended March 31, 1999 to $22 thousand for the three months ended March 31, 2000. The decrease is attributed to the change in mix of revenues mentioned in previous paragraphs. By converting the truckload operations to a agency program maintenance on all our equipment was eliminated.

Insurance and claims. Insurance and claims increased from $490 thousand for the three months ended March 31, 1999 to $1.50 million or 205.3% for the three months ended March 31, 2000. Insurance and claims as a percentage of total operating revenue increased from 6.4% for the three months ended March 31, 1999 to 8.3% for the three months ended March 31, 2000. The increase as a percentage of operating revenue can be attributed to increased revenues from our Auto-Liability Captive Insurance Program, which have higher costs as percentage of revenue associated with them.

Miscellaneous operating expenses. Miscellaneous operating expenses increased from $139 thousand for the three months ended March 31, 1999 to $153 thousand or 9.9% for the three months ended March 31, 2000. Miscellaneous operating expenses as a percentage of revenue decreased from 1.8% for three months ended March 31, 1999 to .8% for the three months ended March 31, 2000. The decrease as a percentage of revenue is attributed to the conversion of truckload and intermodal operations to agency programs discussed in preceding paragraphs.

Taxes and licenses. Taxes and licenses decreased from $107 thousand for the three months ended March 31, 1999 to $95 thousand or 11.2% for the three months ended March 31, 2000. Taxes and licenses as a percentage of total operating revenue decreased from 1.4% for the three months ended March 31, 1999 to .5% for the three months ended March 31, 2000. The decrease as a percentage of total operating revenue is attributed to the conversion of truckload and intermodal operations to a agency program.

Depreciation and amortization. Depreciation and amortization decreased from $551 thousand for the three months ended March 31, 1999 to $204 thousand or 62.9% for the three months ended March 31, 2000. Depreciation and amortization as a percentage of total operating revenue decreased from 7.2% for the three months ended March 31, 1999 to 1.1% for the three months ended March 31, 2000. The decrease as a percentage of total operating revenue is attributed to the change of truckload and intermodal operations to a agency program and the fact that Gulf Northern Transport, Inc. sold all depreciable assets that was revenue equipment to One-Way Logistics, Inc. in December 1999. Depreciation expense decreased from $481 thousand for the three months ended March 31, 1999 to $59 thousand for the three months ended March 31, 2000. Amortization expense increased from $69 thousand for the three months ended March 31, 1999 to $146 thousand for the three months ended March 31, 2000. The reason for the increase is from the goodwill created from the Mid-Cal, Prostar, Excalibur Express, Fulmer Transport and Checkmate/Maverick acquisitions.

General and administrative. General and administrative expenses increased from $432 thousand for the three months ended March 31, 1999 to $689 thousand or 59.5% for the three months ended March 31, 2000. General and administrative as a percentage of total operating revenue decreased from 5.6% for the three months ended March 31, 1999 to 3.8% for the three months ended March 31, 2000. The decrease as a percentage of operating revenue can be attributed to the economics of scale as revenues have increased through acquisitions some fixed costs have remained constant therefore have decreased as a percentage of operating revenue.

Operating income (loss). Operating income (loss) decreased from $79 thousand or 1.0% of total operating revenues for the three months ended March 31, 1999 to $15 thousand or .1% of total operating revenue for the three months ended March 31, 2000. This decrease as a percentage of total operating revenue can be attributed to the various factors discussed above.

Interest. Interest expense increased from $109 thousand for the three months ended March 31, 1999 to $342 thousand or 213.8% for the three months ended March 31, 2000. Interest expense as a percentage of total operating revenue increased from 1.4% for the three months ended March 31, 1999 to 1.9% for the three months ended March 31, 2000. There are two reasons for the increase as a percentage of total operating revenue, one is due to interest expense on convertible debentures used to fund acquisitions and working capital. The other is interest paid in relation to our revolving credit line facility which has increased from a loan balance of $2.66 million on March 31, 1999 to $12.82 million on March 31, 2000.

Interest and other income. Interest income increased from zero for the three months ended March 31, 1999 to $21 thousand for the three months ended March 31, 2000. Other income increased from $150 thousand for the three months ended March 31, 1999 to $364 thousand for the three months ended March 31, 2000. The reason for the increase is attributed to gains on sale of equipment which have increased from $124 thousand for the three months ended March 31, 1999 to $364 thousand for the three months ended March 31, 2000.

Net income decreased from $120 thousand for the three months ended March 31, 1999 to $37 thousand for the three months March 31, 2000. The primary factor that produced our profit for the three months ended March 31, 2000, was the gain on sale of equipment mentioned the preceding paragraph

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000 we had a working capital surplus of $825,025 as compared to a working capital surplus of $1,367,418 at December 31, 1999. Our working capital declined on a net basis primarily because we made a payment of approximately $534,000 to acquire Checkmate Truck Brokerage, Inc. and Maverick Truck Brokerage, Inc. during February, 2000; we increased our accounts payable and current portion of long term debt by approximately $1,965,000 which was offset by an increase in accounts receivable over the related resolving loan of approximately $1,908,000.

As we mentioned above, during the first quarter ended March 31, 2000 we continued our acquisition program by acquiring Checkmate Truck Brokerage Inc. and Maverick Truck Brokerage, Inc. through a merger effective February 7, 2000. The merger acquisition required a payment to the sellers of $500,000. In addition, we incurred approximately $34,000 in costs. The acquisition was funded internally. To accommodate our working capital needs, we increased our working capital line of credit with our major lender from $8,000,000 to $13,000,000.

Net cash provided by operating activities amounted to $255,500 for the quarter ended March 31, 2000 compared to net cash of $51,700 provided by operating activities for the quarter ended March 31, 1999. The increase in cash provided by operations is primarily attributable to an increase in accounts receivable and notes receivable-related parties of approximately $5,686,600 offset by an increase in accounts payable, revolving loan and accrued expenses of approximately $5,553,000 together with a decrease in prepaid expenses and other assets.

Net cash flows (used) in investing activities amounted to ($299,000) for the three months ended March 31, 2000 as compared to net cash provided of $961,300 for the three months ended March 31, 1999. The net use of cash for investing activities was mainly attributable to our acquisition during the first quarter of 2000 amounting to $534,700 offset by a reduction in the amount of proceeds derived from the sale of transportation equipment of approximately $740,000.

Net cash flows (used) in financing activities amounted to ($573,200) for the three months ended March 31, 2000 compared to net cash (used) by financing activities of ($602,700) for the three months ended March 31, 1999. The net increase in cash flows from financing activities was mainly attributable to the fact that we issued $885,000 of convertible debentures offset by a increase in notes receivable.

We expect to continue to acquire transportation companies that meet our revenue and profitability criteria. We expect to fund any potential acquisitions by the sale of common stock, preferred stock or the issuance of additional convertible debentures. There is no assurance that we will find additional suitable acquisition candidates or that we can raise the required funds to complete such acquisitions.

Management believes that it will be able to finance its needs for working capital, facilities improvements, and software development with cash flows from operations, borrowings under the line of credit, and the sale of debt or equity securities. Over the long term, we expect it will be required to make capital improvements that may require us to seek additional debt financing or equity capital. The availability of debt financing or equity capital will depend upon our financial condition and results of operations as well as the prevailing market conditions, the market price of our common stock and other factors over which we have little or no control.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGES IN SECURITIES.

     In February 2000, we issued 200,000 shares of common stock to six persons in connection with the acquisition of the container division in June 1999.

     In February 2000, we issued 385,000 shares of common stock to four persons in connection with the Checkmate and Maverick mergers.

     The sales described above were made in reliance on the exemption from registration offered by Section 4(2) of the Securities Act of 1933. We had reasonable grounds to believe that these persons (1) were acquiring the shares for investment and not with a view to distribution, and (2) had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment and were able to bear those risks. Such persons had access to pertinent information enabling them to ask informed questions. An appropriate restrictive legend is noted on the certificates representing such shares, and stop-transfer instructions have been noted in our transfer records.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following exhibits have been filed with this report:

         Exhibit 27 - Financial Data Schedule

     (b) The Company filed a Current Report on Form 8-K dated February 22, 2000, which reported on Items 5 and 7.