Form 10QSB
period 2000-06-30
U S TRUCKING INC
filed 2000-08-28
CIK 820408

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                     For the Six Months Ended June 30, 2000


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


There were 19,727,783 shares of the Registrant's common stock outstanding as of August 25, 2000

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

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999

A S S E T S                                                                 2000            1999
-----------                                                             ------------    ------------

CURRENT ASSETS
 Cash and cash equivalents                                              $  1,171,224       1,057,719
 Accounts receivable-net of allowance
  for doubtful accounts of $1,978,665
  in 2000 and $303,451 in 1999                                            17,450,668       8,140,132
 Current portion of notes receivable-related parties                       3,857,334       4,541,634
 Parts and supply inventory                                                  258,405         258,405
 Current portion of deferred tax asset                                            --         400,000
 Investment in marketable securities
  at fair market value                                                       133,572         188,136
 Prepaid expenses and other assets                                           776,279         575,565
                                                                        ------------    ------------
                     Total Current Assets                                 23,647,482      15,161,591
                                                                        ------------    ------------

TRANSPORTATION AND OTHER EQUIPMENT
 at cost, less accumulated depreciation and
 amortization of $668,326 in 2000 and $420,541 in 1999                       953,798         887,690
                                                                        ------------    ------------
OTHER ASSETS
 Restricted cash                                                           4,070,207         981,704
 Notes receivable-related parties                                          3,169,069       5,407,346
 Deferred tax asset - net of current portion                               1,141,963         741,963
 Due from related party                                                           --         186,023
 Due from captive insurer                                                  1,040,943         705,321
 Other assets                                                                 64,397         375,700
 Intangible assets - net of accumulated amortization
  of $1,178,235 in 2000 and $879,565 in 1999                               7,706,067       5,501,756
                                                                        ------------    ------------
                     Total Other Assets                                   17,192,646      13,899,813
                                                                        ------------    ------------
                            TOTAL ASSETS                                $ 41,793,926    $ 29,949,094
                                                                        ============    ============


                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999

LIABILITIES AND STOCKHOLDERS' EQUITY                                        2000            1999
------------------------------------                                    ------------    ------------
CURRENT LIABILITIES
 Accounts payable-trade                                                 $  1,613,060    $  2,027,819
 Revolving loan payable                                                   15,941,953       6,736,536
 Accrued expenses and other                                                5,341,528       1,818,902
 Current portion - long term debt                                          1,583,187       3,210,916
                                                                        ------------    ------------
               Total Current Liabilities                                  24,479,728      13,794,173
                                                                        ------------    ------------
OTHER LIABILITIES
 Owner operator escrow accounts                                               91,270         122,865
 Long term debt - net of current portion                                     818,195       1,486,954
 Convertible debentures                                                    8,010,296       1,450,000
                                                                        ------------    ------------
               Total Other Liabilities                                     8,919,761       3,059,819
                                                                        ------------    ------------
                                        TOTAL LIABILITIES                 33,399,489      16,853,992
                                                                        ------------    ------------

STOCKHOLDERS' EQUITY
Preferred Stock (no par value
 - 10,000,000 shares authorized)
 Series A (99,000 shares outstanding)                                             76             762
 Series B (2,000 shares outstanding                                        2,000,000       2,000,000
 Series C (50,000 shares outstanding)                                         15,000          15,000
 Series D (950 shares outstanding)                                           950,000         950,000
 Series E (2,300 shares outstanding)                                       2,300,000       2,300,000
Common Stock (no par value-75,000,000 shares authorized,
  18,229,461 shares issued and outstanding in 2000; 50,000,000 shares
  authorized, 8,844,461 shares issued and outstanding in 1999)             7,649,010       6,445,199
 Additional paid-in capital                                                3,605,580       3,605,580
 Accumulated (deficit)                                                    (7,151,901)     (1,302,675)
 Accumulated other comprehensive (loss)                                      (66,540)        (11,976)
 Subscriptions receivable                                                   (906,788)       (906,788)
                                                                        ------------    ------------
               Total Stockholders' Equity                                  8,394,437      13,095,102
                                                                        ------------    ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 41,793,926    $ 29,949,094
                                                                        ============    ============

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                             2000            1999
                                                         ------------    ------------
Net Revenues                                             $ 40,366,390    $ 17,824,169

Operating expenses
 Transportation and rentals                                33,798,574       7,087,882
 Operating supplies and maintenance                            32,367         625,508
 Other operating costs                                        415,527         300,831
 Fuel                                                              --       1,457,324
 Insurance and claims                                       2,271,910       1,051,940
 Depreciation and amortization                                546,455       1,146,717
 Taxes and licenses                                            94,506         235,013
 Salaries, wages and benefits                               1,939,611       4,137,873
 Occupancy costs                                              175,884         172,032
 Administrative expenses                                    1,674,351       1,069,171
                                                         ------------    ------------
        Total operating expenses                           40,949,184      17,284,291
                                                         ------------    ------------
              Operating income (loss)                       (582,794)        539,878
                                                         ------------    ------------
Other income and expenses
 Interest income                                               22,247           2,425
 Interest expense                                            (829,300)       (378,472)
 Other income                                                 391,818          25,899
 Gain on disposition of assets                                     --         124,114
                                                         ------------    ------------
              Total other income and (expenses)              (415,235)       (226,034)
                                                         ------------    ------------
        Net income (loss) before income taxes                (998,029)        313,834

Provision for income taxes                                         --              --
                                                         ------------    ------------
              Net income from continuing operations          (998,029)        313,834
                                                         ------------    ------------
Loss from discontinued operations                          (4,851,197)             --
                                                         ------------    ------------
              Net Income (loss)                          $ (5,849,226)   $    313,834
                                                         ============    ============
Basic earnings (loss) per common share                   $       (.58)   $        .03
                                                         ============    ============
Weighted average number of common shares                   10,101,544       8,925,676
                                                         ============    ============

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                                                             2000            1999
                                                         ------------    ------------
Net Revenues                                             $ 22,303,450    $ 10,162,797

Operating expenses
 Transportation and rentals                                19,460,755       4,417,867
 Operating supplies and maintenance                            10,469         303,321
 Other operating costs                                        261,230          99,044
 Fuel                                                              --         742,225
 Insurance and claims                                         774,457         557,376
 Depreciation and amortization                                342,299         596,082
 Taxes and licenses                                                --         119,520
 Salaries, wages and benefits                                 984,274       2,082,744
 Occupancy costs                                               82,422          87,002
 Administrative expenses                                      985,223         696,425
                                                         ------------    ------------
        Total operating expenses                           22,901,127       9,701,606
                                                         ------------    ------------
              Operating income (loss)                        (597,677)        461,191
                                                         ------------    ------------
Other income and expenses
 Interest income                                                  944           2,383
 Interest expense                                            (466,141)       (269,676)
 Other income                                                   5,113              --
                                                         ------------    ------------
              Total other income and (expenses)              (460,084)       (267,293)
                                                         ------------    ------------
        Net income (loss) before income taxes              (1,057,761)        193,898

Provision for income taxes                                         --              --
                                                         ------------    ------------
              Net income from continuing operations        (1,057,761)        193,898
                                                         ------------    ------------
Loss from discontinued operations                          (4,851,197)             --
                                                         ------------    ------------
              Net Income (loss)                          $ (5,908,957)   $    193,898
                                                         ============    ============
Basic earnings (loss) per common share                   $       (.58)   $        .02
                                                         ============    ============
Weighted average number of common shares                   10,101,544       6,988,351
                                                         ============    ============

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


                                               Common Stock                  Preferred Stock
                                        No Par Value
                                           Shares          Amount         Shares          Amount
                                         ----------      ----------      ---------      -----------
Opening balance - January 1, 2000         8,844,461      $6,445,199      1,054,250      $ 5,265,762

Issuance of Common Stock-
 Checkmate Acquisition                      385,000       1,203,125             --               --

Series A Preferred stock exchanged
 for common stock                         9,000,000             686       (900,000)            (686)

Other Comprehensive Loss:
 Net Loss for the six months
  ended June 30, 2000                            --              --             --               --
 Change in unrealized loss on
  available-for-sale investments                 --              --             --               --
                                         ----------      ----------      ---------      -----------
Closing balance - June 30, 2000          18,229,461      $7,649,010        154,250      $ 5,265,076
                                         ==========      ==========      =========      ===========


                                                                          Accumulated
                                           Additional                        Other
                                             Paid in       Accumulated   Comprehensive  Subscriptions
                                             Capital         Deficit         (Loss)       Receivable        Total
                                            ----------     -----------      --------      ----------     ------------
Opening balance - January 1, 2000           $3,605,580     $(1,302,675)     $(11,976)     $(906,788)     $ 13,095,102

Issuance of Common Stock-
 Checkmate Acquisition                              --              --            --             --         1,203,125

Series A Preferred stock exchanged
 for common stock                                   --              --            --             --                --

Other Comprehensive Loss:
 Net Loss for the six months
  ended June 30, 2000                               --      (5,849,226)           --             --        (5,849,226)
 Change in unrealized loss on
  available-for-sale investments                    --              --       (54,564)            --           (54,564)
                                            ----------     -----------      --------      ---------      ------------
Closing balance - June 30, 2000             $3,605,580     $(7,151,901)     $(66,540)     $(906,788)     $  8,078,564
                                            ==========     ===========      ========      =========      ============

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1999


                                               Common Stock                  Preferred Stock
                                        No Par Value
                                           Shares          Amount         Shares          Amount
                                         ----------      ----------      ---------      -----------
Opening balance - January 1, 1999        16,074,591      $2,796,000             --      $        --

Issuance of Common Stock upon
 Exercise of options                      1,759,870         449,961             --               --

Capital contributed                              --              --             --               --

Issuance of Common Stock-
 Excalibur Acquisition - Note 3             200,000         650,000             --               --

Issuance of Common Stock-Prostar
 Acquisition - Note 3                       200,000         500,000             --               --

Common Stock exchanged for Series
 A Preferred Stock - Note 8              (9,990,000)           (762)       999,000              762

Issuance of Series B Preferred
 Stock Note 8                                    --              --          2,000        2,000,000

Issuance of Series C Preferred
 Stock Note 8                                    --              --         50,000           15,000

Issuance of Series D Preferred
 Stock Note 8                                    --              --            950          950,000

Issuance of Series E Preferred
 Stock Note 8                                    --              --          2,300        2,300,000

Proceeds from sale of Common Stock          600,000       2,050,000             --               --

Other Comprehensive Income:
 Net Income for the year ended
  December 31, 1999                              --              --             --               --
 Change in unrealized loss on
  available-for-sale investments                 --              --             --               --

December 31, 1999                                --              --             --               --
                                         ----------      ----------      ---------      -----------
Closing balance - December 31, 1999       8,844,461      $6,445,199      1,054,250      $ 5,265,762
                                         ==========      ==========      =========      ===========


                                                                      Accumulated
                                       Additional                        Other
                                         Paid in       Accumulated   Comprehensive  Subscriptions
                                         Capital         Deficit         (Loss)       Receivable        Total
                                        ----------     -----------      --------      ----------     ------------
Opening balance - January 1, 1999       $3,821,812     $(1,409,433)           --      $(120,000)     $  5,088,379

Issuance of Common Stock upon
 Exercise of options                            --              --            --       (436,788)           13,173

Capital contributed                        401,668              --            --             --           401,668

Issuance of Common Stock-
 Excalibur Acquisition - Note 3                 --              --            --             --           650,000

Issuance of Common Stock-Prostar
 Acquisition - Note 3                           --              --            --             --           500,000

Common Stock exchanged for Series
 A Preferred Stock - Note 8                     --              --            --             --                --

Issuance of Series B Preferred
 Stock Note 8                             (185,000)             --            --             --         1,815,000

Issuance of Series C Preferred
 Stock Note 8                                   --              --            --             --            15,000

Issuance of Series D Preferred
 Stock Note 8                             (150,000)             --            --             --           800,000

Issuance of Series E Preferred
 Stock Note 8                             (282,900)             --            --             --         2,017,100

Proceeds from sale of Common Stock              --              --            --       (350,000)        1,700,000

Other Comprehensive Income:
 Net Income for the year ended
  December 31, 1999                             --         106,758            --             --           106,758
 Change in unrealized loss on
  available-for-sale investments                --         (11,976)           --             --           (11,976)

December 31, 1999                               --              --            --             --           106,758
                                        ----------     -----------      --------      ---------      ------------
Closing balance - December 31, 1999     $3,605,580     $(1,302,675)     $(11,976)     $(906,788)     $ 13,095,102
                                        ==========     ===========      ========      =========      ============

                      U.S. TRUCKING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                         2000             1999
                                                     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss) from continuing operations         $  (998,029)     $   313,844

ADJUSTMENTS TO RECONCILE NET
INCOME TO NET CASH PROVIDED
(USED) IN OPERATING ACTIVITIES
Depreciation & amortization                              546,455        1,146,717
Provision for doubtful accounts                        1,675,414               --
Deferred taxes                                                --               --
Gain on disposal of equipment                                 --         (124,114)
 (Increase) Decrease-Assets
 Restricted cash                                      (3,088,503)        (445,436)
 Accounts receivable                                  (7,674,807)      (2,571,741)
 Parts and Supplies inventory                                 --          (30,111)
 Prepaid expenses and other assets                       110,589         (378,376)
 Intangible assets                                       103,144               --
 Due from captive insurer                               (335,622)              --
Increase (Decrease)-Liabilities
 Accounts payable - trade                               (414,759)              --
 Revolving loan                                        9,205,417        1,751,612
 Accrued expenses and
  other current liabilities                             (908,618)         540,034
                                                     -----------      -----------
    Total Adjustments                                   (781,290)        (111,415)
                                                     -----------      -----------
Net cash provided (used) by continuing operations     (1,779,019)         202,429
                                                     -----------      -----------
Discontinued operations                               (4,851,197)              --
                                                     -----------      -----------
            Subtotal                                  (6,630,516)         202,429
                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) in security deposit                                --           (1,433)
Purchase of equipment and software development           (93,689)        (244,673)
Cash paid for businesses acquired                       (534,698)        (340,000)
Proceeds from disposition of assets                           --        1,104,114
                                                     -----------      -----------
Net cash (used) by investing activities                 (628,387)         518,008
                                                     -----------      -----------
            Subtotal                                 $(7,258,903)     $   720,437
                                                     -----------      -----------

                      U.S. TRUCKING, INC. AND SUBSIDIARIES

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                          2000             1999
                                                      -----------      -----------
Balance Forward                                       $(7,258,903)     $   720,437

CASH FLOWS FROM
FINANCING ACTIVITIES

Due from related parties                                  186,023
Notes receivable                                        3,554,671               --
Repayments of notes receivable                           (632,094)              --
Proceeds from sale of common stock
 and additional paid in capital                                --        1,883,732
Issuance of convertible debentures                      6,560,296               --
Principal payments on long-term debt                   (2,296,488)      (1,838,093)
                                                      -----------      -----------
Net cash (used) provided by financing activities        7,372,408           45,639
                                                      -----------      -----------
NET INCREASE (DECREASE) IN CASH                           113,505          766,076

CASH AT BEGINNING OF PERIOD                             1,057,719           22,976
                                                      -----------      -----------
CASH AT END OF PERIOD                                 $ 1,171,224      $   789,052
                                                      ===========      ===========

Supplemental Disclosure of Cash flow information:
Cash Paid during the year
  Interest expense                                    $   749,101      $   305,123
                                                      ===========      ===========
  Income taxes                                        $        --      $        --
                                                      ===========      ===========

                      U.S. TRUCKING, INC. AND SUBSIDIARIES

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Non Cash Investing and Financing Activities

During the first quarter of year 2000, U.S. Trucking acquired the business operations of Checkmate Truck Brokerage, Inc. and Maverick Truck Brokerage, Inc.

         Fair Value of assets acquired                $3,531,347
         Fair Value of liabilities assumed             4,399,649
         Goodwill recognized                           2,606,125
         Cash paid                                       534,698
         Value of Common Stock issued                  1,203,125


Effective June 1999, U.S. Trucking acquired the intermodal business of Excalibur Express, Inc.

         Fair Value of assets acquired                $       --
         Fair Value of liabilities assumed                76,410
         Goodwill recognized                           1,026,410
         Cash paid                                       300,000
         Value of Common Stock issued                    650,000


In April 1999 U.S. Trucking acquired the freight brokerage business of Prostar, Inc.

         Fair Value of assets acquired                $       --
         Fair Value of liabilities assumed               229,312
         Goodwill recognized                           1,444,312
         Cash paid                                       715,000
         Value of Common Stock issued                    500,000

                      U.S. TRUCKING, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

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

(B) - Basis of Presentation

The accompanying consolidated balance sheets and related statements of operations, stockholders' equity and cash flows includes the accounts of U.S. Trucking, Inc. and its wholly owned subsidiaries, Gulf Northern Transport, Inc., Mencor, Inc., Prostar, Inc. and UST Logistics, Inc. as of June 30, 2000 and Gulf Northern Transport, Inc. and Mencor, Inc. as of June 30, 1999. Significant intercompany transactions or balances as of and for the periods ended June 30, 2000 and 1999 have been eliminated.

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

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

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

(H) - Management

In January 2000, U.S. Trucking subsidiary Gulf Northern Transport, Inc. entered into a master agent agreement with Carolina Global, Inc. to manage Gulf Northern's container operations. Carolina Global is owned 90% by Logistics Management, LLC and 10% by an officer of U.S. Trucking. Under the terms of the agreement, Gulf Northern will pay 90% of revenues generated by its container operations to Carolina Global in exchange for the operational services provided.

Also in January 2000, Gulf Northern entered into a master agent agreement with One-Way Logistics, Inc. to manage Gulf Northern's over the road operations. One-Way is owned 90% by Logistics Management, LLC and 10% by an officer of U.S. Trucking. Under the terms of the agreement, Gulf Northern will pay 90% of revenues generated by its over the road operations to One-Way in exchange for the operational services provided.

                      U.S. TRUCKING, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

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

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

NOTE 2 - Earnings (Loss) Per Common Share

Basic earnings (loss) per common share was calculated using the weighted average number of shares outstanding for the periods presented, after giving effect to the conversion of 9,990,000 shares of common stock into series A preferred stock in February 1999 and the conversion of 900,000 shares Series A preferred stock back to 9,000,000 shares of common stock as of June 30, 2000. The resulting weighted average number of common shares outstanding was 10,010,544 in 2000 and 8,925,676 in 1999. With respect to 1999, diluted earnings per common share were calculated assuming the issuance of potentially dilutive securities such as the convertible preferred stock and convertible debentures and options and warrants.

NOTE 3 - Acquisition of Subsidiaries and Other Assets and Liabilities

On February 7, 2000, U.S. Trucking consummated a merger agreement to acquire Checkmate Truck Brokerage, Inc. and Maverick Truck Brokerage, Inc., for a purchase price of $2,606,125. Under the terms of the agreement, the purchase price consists of 385,000 shares of common stock that were valued at $1,203,125 and $886,961 payable to the principals of which 500,000 has been paid as of June 30, 2000. Further, the contract includes a stock adjustment agreement whereby the issuance of the common stock included in the agreement will be adjusted pending the outcome of certain performance parameters. An allocation of the purchase price follows:

                                                   Checkmate/
                                                    Maverick
                                                   ----------
          Assets
         Accounts receivable                       $3,311,143
         Transportation and
               other equipment                        220,204
         Goodwill                                   2,606,125
                                                   ----------
                  Total                            $6,137,472
                                                   ==========

         Liabilities Assumed and Equity
         Liabilities assumed                       $3,962,688
         Liability to sellers                         971,659
         Common stock                               1,203,125
                                                   ----------
               Total                               $6,137,472
                                                   ==========

                      U.S. TRUCKING, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

NOTE 3 - Acquisition of Subsidiaries and Other Assets and Liabilities
         (Continued)

In April 1999, U.S. Trucking acquired the common stock of Pro Star, Inc. a truck brokerage company based in Charleston, SC for $1,444,312 consisting of 200,000 shares of common stock, cash of $715,000 and the assumption of liabilities of $229,312. In June 1999, the Company acquired the intermodal business of Excalibur Express, Inc., also a Charleston, SC based company for $1,026,410 consisting of 200,000 shares of common stock and $300,000 in cash. An allocation of the purchase prices follow:

                                                           Excalibur
                                           Prostar, Inc.    Express         Total
                                           -------------   ----------     ----------
          Assets
          ------
         Goodwill                           $1,444,312     $1,026,410     $2,470,722
                                            ----------     ----------     ----------
                      Total                 $1,444,312     $1,026,410     $2,470,722
                                            ==========     ==========     ==========

         Liabilities Assumed and Equity
         ------------------------------
         Liabilities assumed and
            debt to sellers                 $  944,312     $  376,410     $1,320,722
         Common stock                          500,000        650,000      1,150,000
                                            ----------     ----------     ----------
                     Total                  $1,444,312     $1,026,410     $2,470,722
                                            ==========     ==========     ==========

                      U.S. TRUCKING, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

NOTE 4 - Income Taxes

The deferred tax asset of $1,141,963 represents the tax benefit from net operating losses generated in prior years reduced by a valuation allowance amounting to $2,159,000 as of June 30, 2000. The valuation allowance provided is based on management's valuation of the likelihood of realization of the benefit of the net operating loss carryovers. Management believes it is more likely than not that U.S. Trucking will realize the benefit of the recorded deferred tax assets.

As required by SFAS 109, deferred taxes are provided based upon the tax rate at which the items of income and expense are expected to be settled in the Company's tax return. The expected tax rate used is 37.3% for each of the years.

U.S. Trucking has net operating losses through June 30, 2000 of $8,850,000. These losses will be available to offset future taxable income and begin to expire in 2010.

There is no tax effect related to the component of the other comprehensive loss since no future capital gain can be anticipated.

                      U.S. TRUCKING, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

NOTE 5 - Convertible Debentures

During the six months ended June 30, 2000, U.S. Trucking issued convertible debentures in the amount of $7,100,000. Debt issuance costs amounted to $84,000 which are being amortized over the life of the debentures. The debentures include a stated interest rate of 10% per annum and mature during 2003. The Company also retired $539,704 of debentures during the six months ended June 30, 2000. Related debt issuance costs of $44,000 was expensed and is included in amortization expenses in the accompanying financial statements.

During the six months ended June 30, 1999 the Company issued $2,250,000 of 10% convertible debentures due May 31, 2002 with related debt issuance costs amounting to $208,000. The Company subsequently retired $800,000 of those debentures. Related debt issuance costs of $78,180 was expensed and is included in amortization expenses in the accompanying financial statements.

The holders of the debentures are entitled, at their option, to convert at any time, all or any part of the principal amount of the debentures into U.S. Trucking's common stock plus accrued interest.

The price per share of common stock into which the debentures are convertible is the lower of $1.50 or 80% of the average closing bid price of the Common Stock quoted on the OTC Bulletin board for three trading days preceding the conversion date.

NOTE 6 - Captive Insurance Program

The company recorded in the accompanying financial statements $1,040,943 of amounts due from the captive insurer of which $ 2,252,990 and $ 937,214 is reflected in revenues in the six months ended June 30, 2000 and 1999, respectively. These amounts represent the estimated "program-to date profit" at June 30, 2000 and 1999.

                      U.S. TRUCKING, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

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

SIX MONTHS ENDED JUNE 30, 2000

                            Long-haul         Truck        Liability
                            Trucking        Brokerage      Insurance   Intersegment      Total
                          ------------    ------------    ----------   ------------   ------------
Sales                     $ 21,400,939    $ 17,270,618    $2,285,729     $(590,896)   $ 40,366,390
Operating income (loss)     (1,084,098)        192,395       308,909            --        (582,794)
Net interest                  (764,279)        (42,774)           --            --        (807,053)
Pretax income (loss)        (1,456,579)        149,641       308,909            --        (998,029)
Loss from discontinued
 operations                 (4,851,197)             --            --            --      (4,851,197)
Net income (loss)           (6,307,776)        149,641       308,909            --      (5,849,226)
Assets                      31,474,181       8,242,069     2,077,676            --      41,793,926
Depreciation &
 Amortization                  351,240         171,033        24,182            --         546,455
Additions to long-
 lived assets                  226,799         383,232            --            --         610,031

                      U.S. TRUCKING, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

NOTE 7 - Industry Segment Information (continued)

THREE MONTHS ENDED JUNE 30, 2000

                            Long-haul         Truck        Liability
                            Trucking        Brokerage      Insurance   Intersegment      Total
                          ------------    ------------    ----------   ------------   ------------
Sales                     $ 10,739,848    $11,250,649     $  661,189     $(242,660)   $22,303,450
Operating income (loss)       (970,849)       119,929        253,243            --       (597,677)
Net interest                  (461,989)        (3,208)            --            --       (465,197)
Pretax income (loss)        (1,436,316)       125,312        253,243            --     (1,057,761)
Loss from discontinued
 Operations                 (4,851,197)                                                (4,851,197)
Net income (loss)           (6,295,071)       134,386        274,007            --     (5,886,678)
Assets                      31,474,181      8,242,069      2,077,676            --     41,793,926
Depreciation &
 Amortization                  207,596        126,316          8,387            --        342,299
Additions to long-
 lived assets                   98,104        178,934             --            --        277,038


SIX MONTHS ENDED JUNE 30, 1999

                            Long-haul         Truck        Liability
                            Trucking        Brokerage      Insurance   Intersegment      Total
                          ------------    ------------    ----------   ------------   ------------
Sales                     $ 14,712,520    $ 2,513,413     $  937,214     $(338,978)   $ 17,824,169
Operating income               484,353         27,375         28,150            --         539,878
Net interest                  (371,222)        (7,250)            --            --        (378,472)
Pretax income (loss)           121,933         90,490        101,421            --         313,844
Net income                     121,933         90,490        101,421            --         313,844
Assets                      17,412,698        949,767      1,489,159            --      19,851,624
Depreciation &
 Amortization                1,133,808         12,909             --            --       1,146,717
Additions to long-
 lived assets                  244,673             --             --            --         244,673

                      U.S. TRUCKING, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

NOTE 7 - Industry Segment Information (continued)

THREE MONTHS ENDED JUNE 30, 1999

                            Long-haul         Truck        Liability
                            Trucking        Brokerage      Insurance   Intersegment      Total
                          ------------    ------------    ----------   ------------   ------------
Sales                     $  7,691,441    $ 2,168,294    $  458,215     $(155,153)   $ 10,162,797
Operating Income (loss)        286,649        107,101        67,441                       461,191
Net interest                  (262,382)        (7,294)           --            --        (269,676)
Pretax income (loss)            26,712         99,807        67,441                       193,898
Net income (loss)               26,712         99,807        67,441                       193,898
Assets                      17,412,698        949,767     1,489,159            --      19,851,624
Depreciation &
 Amortization                  583,473         12,609            --            --         596,082
Additions to long-
 lived assets                  244,673             --            --            --         244,673



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

U.S. Trucking, Inc. operating results are driven by the results of Gulf Northern Transport, Inc. the companies trucking operation including over the road and intermodal, our Captive auto liability insurance program, it's brokerage operations (ProStar Inc. and VST logistics Inc.). The Company reported a loss for the period ending June 30, 2000 and a profit for period ending June 30, 1999.

On December 31, 1999, we effected a plan to transfer the over the road truckload operations to One-Way Logistics, Inc. a company owned 90% by Logistics Management, LLC which owns a significant portion of stock in our company and is controlled by our Chairman of the Board and the President-CEO). The container/intermodal operations were transferred to Carolina Global, Inc. also a company owned 90% by Logistics Management, LLC. Both agency programs work similar in that U.S. Trucking, Inc. will pay out 90% agent settlements to One-Way Logistics, Inc. and Carolina Global, Inc. and they will be responsible for paying all costs related to the operations of their respective operations. For U.S. Trucking. Inc., the 10% margin created from these transactions will be used to provide Auto-Liability & Cargo insurance coverage, paying for receivable financing interest and any overhead expense involved with managing the billing and collecting of accounts receivables and the processing of the agents settlements. After implementation of these procedures, our comparatives from one period to another occurring in 1999 and 2000 will change dramatically, in that our purchased transportation costs will increase significantly while other operating expenses and administrative costs will be reduced materially.

During second quarter of 2000, we effected a plan to discontinue the agency portion of our truckload segment excluding inter-modal. The decision resulted in us having to record certain adjustments to the related assets and liabilities of that business segment as well as provision to cover the estimated operating losses expected during the period we estimate it will take to totally discontinue the operation. In addition, we accrued our expected losses on the disposal of assets. Such adjustments total $4,851,197 for the six months ended June 30, 2000. The loss from discontinued operations has been reflected in accordance with Accounting Principles Board No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" as a disposal of a segment. The June 30, 2000 consolidated balance sheet and the consolidated statements of operations and cash flows for the six months then ended have been restated to separately reflect the financial position, results of operations, and cash flows of the discontinued operations.

RESULTS OF OPERATIONS

The following tables sets forth items in the Consolidated Statement of Operations for the six and three months ending June 30, 2000 and 1999 as a percentage of operating revenues.

                                                    6 MOS. ENDING    6 MOS. ENDING
                                                       30-JUN-00        30-JUN-99
                                                    ------------------------------
OPERATING REVENUES                                      100.0%          100.0%

PURCHASED TRANSPORTATION & RENTALS                       83.7%           39.8%
OPERATING SUPPLIES AND MAINTENANCE                        0.1%            3.5%
FUEL                                                      0.0%            8.2%
MISCELLANEOUS OPERATING EXPENSES                          1.0%            1.7%
INSURANCE AND CLAIMS                                      5.6%            5.9%
DEPRECIATION AND AMORTIZATION                             1.4%            6.4%
TAXES AND LICENSES                                        0.2%            1.3%
OCCUPANCY COSTS                                           0.4%            1.0%
SALARIES, WAGES AND BENEFITS                              4.8%           23.2%
ADMINISTRATIVE EXPENSES                                   4.2%            6.0%

TOTAL EXPENSES                                          101.4%           97.0%

OPERATING INCOME                                         (1.4)%           3.0%

INTEREST EXPENSE                                         (2.1)%          (2.1)%
GAIN ON SALE OF EQUIPMENT                                 0.9%            0.7%
INTEREST INCOME                                           0.1%            0.0%
OTHER INCOME                                              0.1%            0.1%

INCOME (LOSS) BEFORE INCOME TAXES                        (2.4)%           1.7%

PROVISION FOR INCOME TAXES                               (0.1)%           0.0%

NET INCOME FROM CONTINUING OPERATIONS                    (2.5)%           1.7%

LOSS FROM DISCONTINUED OPERATIONS                       (12.0)%           0.0%

NET INCOME (LOSS)                                       (14.5)%           1.7%

                                                      3 MOS. ENDING    3 MOS. ENDING
                                                        30-JUN-00        30-JUN-99
                                                      ------------------------------

OPERATING REVENUES                                         100.0%          100.0%


PURCHASED TRANSPORTATION & RENTALS                          87.3%           43.5%
OPERATING SUPPLIES AND MAINTENANCE                           0.0%            3.0%
FUEL                                                         0.0%            7.3%
MISCELLANEOUS OPERATING EXPENSES                             1.2%            1.0%
INSURANCE AND CLAIMS                                         3.5%            5.5%
DEPRECIATION AND AMORTIZATION                                1.5%            5.9%
TAXES AND LICENSES                                          (0.1)%           1.2%
OCCUPANCY COSTS                                              0.4%            0.9%
SALARIES, WAGES AND BENEFITS                                 4.4%           20.5%
ADMINISTRATIVE EXPENSES                                      4.5%            6.9%

TOTAL EXPENSES                                             102.7%           95.7%

OPERATING INCOME                                            (2.7)%           4.3%

INTEREST EXPENSE                                            (2.1)%          (2.7)%
GAIN ON SALE OF EQUIPMENT                                    0.0%            0.0%
INTEREST INCOME                                              0.0%            0.0%
OTHER INCOME                                                 0.0%            0.0%

INCOME (LOSS) BEFORE INCOME TAXES                           (4.8)%           1.6%

PROVISION FOR INCOME TAXES                                   0.0%            0.0%

NET INCOME FROM CONTINUING OPERATIONS                       (4.8)%           1.6%

LOSS FROM DISCONTINUED OPERATIONS                          (21.8)%           0.0%

NET INCOME (LOSS)                                          (26.6)%           1.6%




Three months ended June 30, 2000 compared to June 30, 1999

Operating revenues. Total operating revenue increased from $10.2 million for the three months ended June 30, 1999 to $22.3 million, or 118.6% for the three months ended June 30, 2000. The reasons for this increase are the acquisitions of Excalibur Express, Inc., and Fulmer Transport, Inc. in the second and third quarters of 1999, and the acquisition of Checkmate/Maverick truck brokerage completed in February 2000 as well as the opening of a new container division in March 2000. Operating revenues as a result from the Excalibur acquisition and the opening of a new container division increased

$3.96 million. Operating revenues as a result from the Fulmer acquisition increased $2.83 million. Operating revenues as a result from the Checkmate/Maverick acquisition increased $8.70 million. In addition, revenues from the Captive Insurance Program increased from $460 thousand for the three months ended June 30, 1999 to $628 thousand for the three months ended June 30, 2000.

Purchased transportation and rentals. Purchased transportation and rentals increased from $4.42 million for the three months ended June 30, 1999 to $19.46 million or 340.5% for the three months ended June 30, 2000. As a percentage of operating revenue, purchased transportation and rentals increased from 43.5% for the three months ended June 30, 1999 to 87.3% for the three months ended June 30, 2000. Changes from converting the truckload and intermodal operations to agency programs and the acquisition of Prostar, Inc.(a brokerage company) and Checkmate/Maverick Truck Brokerage resulted in the increase in purchase transportation as a percentage of sales. Freight settlements from brokerage operations increased from $3.27 million for the three months ended June 30, 1999 to $10.48 million for the three months ended June 30, 2000. Agent settlements from truckload and container operations increased from $73 thousand for the three months ended June 30, 1999 to $9.67 million for the three months ended June 30, 2000.

Salaries, wages and benefits. Salaries, wages and benefits decreased from $2.08 million for the three months ended June 30, 1999 to $984 thousand or 52.7% for the three months ended June 30, 2000. Salaries, wages and benefits as a percentage of total operating revenue decreased from 20.5% for the three months ended June 30, 1999 to 4.4% for the three months ended June 30, 2000. The decrease as a percentage of operating revenue is attributed to the change in revenue mix discussed in the preceding paragraph which caused company driver payroll to decrease from $1.24 million for the three months ended June 30, 1999 to zero for the three months ended June 30, 2000.

Fuel. Fuel expense decreased from $742 thousand for the three months ended June 30, 1999 to zero for the three months ended June 30, 2000. The decrease is attributed to the conversion of truckload operations to a agency program in which most operating costs other than agents settlements are eliminated. Fuel expense from company owned tractors decreased from $729 thousand for the three months ended June 30, 1999 to zero for the three months ended June 30, 2000.

Operating supplies and maintenance. Operating supplies and maintenance decreased from $303 thousand for the three months ended June 30, 1999 to $10 thousand for the three months ended June 30, 2000. The decrease is attributed to the change in mix of revenues mentioned in previous paragraphs. By converting the truckload operations to a agency program maintenance on all company equipment was eliminated.

Insurance and claims. Insurance and claims increased from $557 thousand for the three months ended June 30, 1999 to $774 thousand or 38.9% for the three months ended June 30, 2000. Insurance and claims as a percentage of total operating revenue decreased from 5.48% for the three months ended June 30, 1999 to 3.47% for the three months ended June 30, 2000. The decrease as a percentage of operating revenue can be attributed to increased revenues from our brokerage divisions, which have much lower insurance costs as percentage of revenue associated with them.

Taxes and licenses. Taxes and licenses decreased from $119 thousand for the three months ended June 30, 1999 to zero for the three months ended June 30, 2000. The decrease is attributed to the conversion of truckload and intermodal operations to a agency program.

Depreciation and amortization. Depreciation and amortization decreased from $596 thousand for the three months ended June 30, 1999 to $343 thousand or 42.5% for the three months ended June 30, 2000. Depreciation and amortization as a percentage of total operating revenue decreased from 5.87% for the three months ended June 30, 1999 to 1.53% for the three months ended June 30, 2000. The decrease as a percentage of total operating revenue is attributed to the change of truckload and intermodal operations to a agency program and the fact that Gulf Northern Transport, Inc. sold all depreciable assets that was revenue equipment to One-Way Logistics, Inc. in December 1999. Depreciation expense decreased from $490 thousand for the three months ended June 30, 1999 to $58 thousand for the three months ended June 30, 2000. Amortization expense increased from $106 thousand for the three months ended June 30, 1999 to $284 thousand for the three months ended June 30, 2000. The reason for the increase is from the goodwill created from the Mid-Cal, Prostar, Excalibur Express, Fulmer Transport and Checkmate/Maverick acquisitions.

General and administrative. General and administrative expenses increased from $696 thousand for the three months ended June 30, 1999 to $1.01 million or 45.1% for the three months ended June 30, 2000. General and administrative as a percentage of total operating revenue decreased from 6.85% for the three months ended June 30, 1999 to 4.53% for the three months ended June 30, 2000. The decrease as a percentage of operating revenue can be attributed to the economies of scale as revenues have increased through acquisitions some fixed costs have remained constant therefore have decreased as a percentage of operating revenue.

Operating income (loss). Operating income decreased from $461 thousand or 4.54% of total operating revenues for the three months ended June 30, 1999 to a operating loss of $598 thousand or (2.68)% of total operating revenue for the three months ended June 30, 2000. This decrease as a percentage of total operating revenue can be attributed to the various factors discussed above. Management anticipates as revenues increase, the margin created from purchased transportation will justify enough margin to create profitability going forward but there can no assurance that this will happen.

Interest. Interest expense increased from $269 thousand for the three months ended June 30, 1999 to $466 thousand or 72.8% for the three months ended June 30, 2000. Interest expense as a percentage of total operating revenue decreased from 2.65% for the three months ended June 30, 1999 to 2.09% for the three months ended June 30, 2000. The primary reason for the increase in total is interest paid in relation to our revolving credit line facility, which has increased from a loan balance of $3.19 million on June 30, 1999 to $15.94 million on June 30, 2000.

Discontinued Operations.

We recognized losses from discontinuing our agency truckload segment:

The loss is discussed earlier and totaled 4,851,197.

Net income decreased from $194 thousand for the three months ended June 30, 1999 to a net loss of $5.91 million for the three months June 30, 2000. The primary factors that caused the loss is the discontinued operations and reduction in operating income discussed previously.

Six months ended June 30, 2000 compared to June 30, 1999

Operating revenues. Total operating revenue increased from $17.82 million for the six months ended June 30, 1999 to $40.37 million, or 126.5% for the six months ended June 30, 2000. The reasons for this increase are the acquisitions of Prostar, Inc., a line of intermodal business from Excalibur Express, Inc. and Fulmer Transport, Inc. in the second and third quarters of 1999, and the acquisition of Checkmate/Maverick truck brokerage completed in February 2000 as well as the opening of a new container division in March 2000. Operating revenues as a result of the Prostar acquisition increased $409 thousand. Operating revenues as a result from the Excalibur acquisition and the opening of a new container division increased $6.3 million. Operating revenues as result from the Fulmer acquisition increased $6.89 million. Operating revenues as result from the Checkmate/Maverick acquisition increased $13.24 million. In addition, revenues from the Captive Insurance Program increased from $934 thousand for the six months ended June 30, 1999 to $2.25 million for the six months ended June 30, 2000.

Purchased transportation and rentals. Purchased transportation and rentals increased from $7.09 million for the six months ended June 30, 1999 to $33.80 million or 376.9% for the six months ended June 30, 2000. As a percentage of operating revenue, purchased transportation and rentals increased from 39.8% for the six months ended June 30, 1999 to 83.7% for the six months ended June 30, 2000. Changes from converting the truckload and intermodal operations to agency programs and the acquisition of Prostar, Inc. (a brokerage company) and Checkmate/Maverick Truck Brokerage resulted in the increase in purchase transportation as a percentage of sales. Freight settlements from brokerage operations increased from $3.58 million for the six months ended June 30, 1999 to $15.30 million for the six months ended June 30, 2000. Agent settlements from truckload and container operations increased from $125 thousand for the six months ended June 30, 1999 to $18.81 million for the six months ended June 30, 2000.

Salaries, wages and benefits. Salaries, wages and benefits decreased from $4.14 million for the six months ended June 30, 1999 to $1.94 million or 53.1% for the six months ended June 30, 2000. Salaries, wages and benefits as a percentage of total operating revenue decreased from 23.2% for the six months ended June 30, 1999 to 4.8% for the six months ended June 30, 2000. The decrease as a percentage of operating revenue is attributed to the change in revenue mix discussed in the preceding paragraph which caused company driver payroll to decrease from $2.40 million for the six months ended June 30, 1999 to zero for the six months ended June 30, 2000.

Fuel. Fuel expense decreased from $1.46 million for the six months ended June 30, 1999 to zero for the six months ended June 30, 2000. The decrease is attributed to the conversion of truckload operations to a agency program in which most operating costs other than agents settlements are eliminated. Fuel expense from company owned tractors decreased from $1.43 million for the six months ended June 30, 1999 to zero for the six months ended June 30, 2000.

Operating supplies and maintenance. Operating supplies and maintenance decreased from $626 thousand for the six months ended June 30, 1999 to $32 thousand for the six months ended June 30, 2000. The decrease is attributed to the change in mix of revenues mentioned in previous paragraphs. By converting the truckload operations to a agency program maintenance on all company equipment was eliminated.

Insurance and claims. Insurance and claims increased from $1.05 million for the six months ended June 30, 1999 to $2.27 million or 116.0% for the six months ended June 30, 2000. Insurance and claims as a percentage of total operating revenue decreased from 5.9% for the six months ended June 30, 1999 to 5.6% for the six months ended June 30, 2000. The decrease as a percentage of operating revenue can be attributed to increased revenues from our brokerage divisions, which have much lower insurance costs as percentage of revenue associated with them.

Miscellaneous operating expenses. Miscellaneous operating expenses increased from $301 thousand for the six months ended June 30, 1999 to $416 thousand or 38.1% for the six months ended June 30, 2000. Miscellaneous operating expenses as a percentage of revenue decreased from 1.7% for six months ended June 30, 1999 to 1.0% for the six months ended June 30, 2000. The decrease as a percentage of revenue is attributed to the conversion of truckload and intermodal operations to agency programs discussed in preceding paragraphs.

Taxes and licenses. Taxes and licenses decreased from $235 thousand for the six months ended June 30, 1999 to $94 thousand or 59.8% for the six months ended June 30, 2000. Taxes and licenses as a percentage of total operating revenue decreased from 1.32% for the six months ended June 30, 1999 to 0.2% for the six months ended June 30, 2000. The decrease as a percentage of total operating revenue is attributed to the conversion of truckload and intermodal operations to a agency program.

Depreciation and amortization. Depreciation and amortization decreased from $1.15 million for the six months ended June 30, 1999 to $546 thousand or 52.3% for the six months ended June 30, 2000. Depreciation and amortization as a percentage of total operating revenue decreased from 6.4% for the six months ended June 30, 1999 to 1.4% for the six months ended June 30, 2000. The decrease as a percentage of total operating revenue is attributed to the change of truckload and intermodal operations to a agency program and the fact that Gulf Northern Transport, Inc. sold all depreciable assets that was revenue equipment to One-Way Logistics, Inc. in December 1999. Depreciation expense decreased from $971 thousand for the six months ended June 30, 1999 to $116 thousand for the six months ended June 30, 2000. Amortization expense increased from $170 thousand for the six months ended June 30, 1999 to $430 thousand for the six months ended June 30, 2000. The reason for the increase is from the goodwill created from the Mid-Cal, Prostar, Excalibur Express, Fulmer Transport and Checkmate/Maverick acquisitions.

General and administrative. General and administrative expenses increased from $1.07 million for the six months ended June 30, 1999 to $1.70 million or 74.9% for the six months ended June 30, 2000. General and administrative as a percentage of total operating revenue decreased from 6.0% for the six months ended June 30, 1999 to 4.2% for the six months ended June 30, 2000. The decrease as a percentage of operating revenue can be attributed to the economies of scale as revenues have increased through acquisitions some fixed costs have remained constant therefore have decreased as a percentage of operating revenue.

Operating income (loss). Operating income (loss) decreased from $540 thousand or 3.0% of total operating revenues for the six months ended June 30, 1999 to $(583) thousand or (1.4)% of total operating revenue for the six months ended June 30, 2000. This decrease as a percentage of total operating revenue can be attributed to the various factors discussed above. Again, management anticipates as revenues increase, the margin created from purchased transportation will justify enough to create profitability going forward. There can be no assurance that will happen.

Interest. Interest expense increased from $378 thousand for the six months ended June 30, 1999 to $829 thousand or 119.1% for the six months ended June 30, 2000. Interest expense as a percentage of total operating revenue decreased from 2.1% for the six months ended June 30, 1999 to 2.0% for the six months ended June 30, 2000. The primary reason for the increase in total is the interest paid in relation to our revolving credit line facility which has increased from a loan balance of $3.19 million on June 30, 1999 to $15.94 million on June 30, 2000.

Discontinued Operations -- We recognized losses from discontinuing our agency truckload segment. The loss is discussed earlier and totaled 4,851,197.

Net income decreased from $314 thousand for the six months ended June 30, 1999 to a net loss of $5.85 million for the six months June 30, 2000. The primary factors that produced our profit for the six months ended June 30, 2000, was the loss from discontinued operations and the reduction in operating income mentioned the preceding paragraphs.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, we had a working capital deficit of $832,246 as compared to a working capital surplus of $1,367,418 at December 31, 1999 or a net change of $2,200,000. Working capital declined due to a number of factors as follows:
Working capital declined because our accounts payable, accrued expenses and current portion of long term debt increased approximately $1,500,000 on a net basis and notes receivable-related parties and current deferred taxes declined approximately $1,100,000. These working capital declinations were offset by an increase of $105,000 in accounts receivable over and above our revolving loan payable, and an increase of $314,000 in cash and prepaid expenses and other current assets. In order to provide for working capital and to support our continuing acquisition program, we increased our revolving working capital line of credit with our major lender from $8,000,000 to $16,000,000.

Continuing with our acquisition program, we acquired Checkmate Truck Brokerage, Inc. and Maverick Truck Brokerage, Inc. through a merger effective February 7, 2000. The acquisition required a cash payment of $500,000 to the sellers.

During the second quarter of fiscal 2000, we raised an additional $6,000,000 through the issuance of 11.5% three-year convertible debentures. A portion of the net raised was used to fund our increase in restricted cash at ended June 30, 2000 and the balance was used to bolster our working capital.

Net cash used by continuing operations amounted to $1,779,019 for the six months ended June 30, 2000 as compared to net cash of $202,429 provided by continuing operating activities for the six months ended June 30, 1999. The loss for the six months (5,849,226) was mostly attributed to our decision to discontinue the agency truck-load segment of our transportation business excluding intermodal. This decision resulted in us having to record certain adjustments to the related assets and liabilities of that business segment and we recorded a provision to cover the estimated operating losses expected during the period we estimate it will take to totally discontinue the operation. Further, to the extent we could estimate, we accrued our expected losses on the disposal of assets. Such adjustments amounted to $4,851,197 for the six months ended June 30, 2000.

Net cash used by investing activities amounted to $628,387 for the six months ended June 30, 2000 as compared to net cash provided of $518,008 for the six months ended June 30, 1999. The net use of cash from investing activities was mainly attributable to our acquisition during the first quarter of 2000 amounting to approximately $534,000.

Net cash flows provided by financing activities amounted to $7,372,408 for the six months ended June 30, 2000 as compared to net cash provided of $45,639 for the six months ended June 30, 1999. The net increase in cash flows from financing activities was mainly attributable to the fact that we issued $6,560,296 in convertible debentures, received $3,554,671 from notes receivable and was offset by payments made on long-term debt of $2,296,488.

We expect to continue to acquire transportation companies that meet our cash flow and profitability criteria. We expect to fund any potential acquisitions by sale of common stock, preferred stock or the issuance of additional convertible debentures. There is no assurance that we will find additional suitable acquisitions candidates or that we can raise the required funds to complete such acquisitions.

Management believes that it will be able to finance its needs for working capital, facilities improvements, and software development with cash flows from operations, borrowings under the line of credit, and the sale of debt or equity securities. Over the long term, we expect it will be required to make capital improvements that may require us to seek additional debt financing or equity capital. The availability of debt financing or equity capital will depend upon our financial condition and the results of operations as well as the prevailing market conditions, the market price of our common stock and other factors over which we have little control.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGES IN SECURITIES.

     In June, 2000, we issued 9,000,000 shares of common stock to Logistics Management, LLC in connection with the exchange of 900,000 shares of Series A Preferred Stock.

     The exchange described above was made in reliance on the exemption from registration offered by Section 4(2) of the Securities Act of 1933. We had reasonable grounds to believe that these persons (1) were acquiring the shares for investment and not with a view to distribution, and (2) had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment and were able to bear those risks. Such persons had access to pertinent information enabling them to ask informed questions. An appropriate restrictive legend is noted on the certificates representing such shares, and stop-transfer instructions have been noted in our transfer records.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following exhibits have been filed with this report:

         10.1     Securities Purchase Agreement with Augusta/L.O.F., LLC
         10.2     $6.0 million Subordinated Convertible Debenture
         10.3     Warrant to purchase 580,000 shares
         10.4     Agreement relating to conversion of Series A shares
         10.5     $1.7 million Promissory Note
         21       Subsidiaries of the Registrant

         Exhibit 27 - Financial Data Schedule

     (b) None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 U.S. TRUCKING
                 ---------------------------------------------
                 Registrant

August 28, 2000                       By \s\ Danny L. Pixler
                                      ------------------------------------------
                                      Danny L. Pixler
                                      Chief Executive Officer

                                      By \s\ John Ragland
                                      ------------------------------------------
                                      John Ragland
                                      Chief Financial Officer