Form 10QSB
period 2000-09-30
U S TRUCKING INC
filed 2000-12-22
CIK 820408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                     For the Nine Months Ended September 30, 2000


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

          CONSOLIDATED BALANCE SHEETS (UNAUDITED) SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEAR ENDED DECEMBER 31, 1999

          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PART II:  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

ITEM 2.   CHANGES IN SECURITIES

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.   EXHIBITS AND REPORTS ON FORM 8-K

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2000 and December 31, 1999




A S S E T S                                                                          2000                1999
-----------                                                                     -------------       --------------

CURRENT ASSETS
 Cash and cash equivalents                                                                 --          1,057,719
 Accounts receivable-net of allowance
  for doubtful accounts of $5,603,970
  in 2000 and $303,451 in 1999                                                      9,998,841          8,140,132
 Current portion of notes receivable-related parties                                       --          4,541,634
 Parts and supply inventory                                                           143,405            258,405
 Current portion of deferred tax asset                                                     --            400,000
 Investment in marketable securities
  at fair market value                                                                 28,881            188,136
 Prepaid expenses and other assets                                                    682,869            575,565
                                                                                 ------------        -----------
                     Total Current Assets                                          10,853,996         15,161,591
                                                                                 ------------        -----------

TRANSPORTATION AND OTHER EQUIPMENT -
 at cost, less accumulated depreciation and
 amortization of $982,249 in 2000 and
 $420,541 in 1999                                                                   4,114,264            887,690
                                                                                 ------------        -----------

OTHER ASSETS
 Restricted cash                                                                    4,085,864            981,704
 Notes receivable-related parties-net of allowance
   for doubtful accounts of $1,897,278 in 2000
   and $  -0-  in 1999                                                                315,814          5,407,346
 Deferred tax asset - net of current portion                                        1,141,963            741,963
 Due from related party                                                                    --            186,023
 Due from captive insurer                                                             601,963            705,321
 Other assets                                                                              --            375,700
 Intangible assets - net of accumulated amortization
   of $7,672,771 in 2000 and $879,565 in 1999                                         259,694          5,501,756
                                                                                 ------------       ------------
                     Total Other Assets                                             6,405,298         13,899,813
                                                                                 ------------       ------------

                            TOTAL ASSETS                                          $21,373,558        $29,949,094
                                                                                 ============       ============

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2000 and December 31, 1999


LIABILITIES AND STOCKHOLDERS' EQUITY                                                 2000                1999
------------------------------------                                          ---------------      -------------
CURRENT LIABILITIES
 Accounts payable-trade                                                           $ 3,187,952        $ 2,027,819
 Revolving loan payable                                                            15,224,072          6,736,536
 Accrued expenses and other                                                         3,598,230          1,818,902
 Current portion - long term debt                                                     400,000          3,210,916
                                                                                 ------------        -----------
               Total Current Liabilities                                           22,410,254         13,794,173
                                                                                 ------------        -----------

OTHER LIABILITIES
 Owner operator escrow accounts                                                            --            122,865
 Long term debt - net of current portion                                            1,994,932          1,486,954
 Convertible debentures                                                             8,885,000          1,450,000
                                                                                 ------------        -----------
               Total Other Liabilities                                             10,879,932          3,059,819
                                                                                 ------------        -----------
                                        TOTAL LIABILITIES                          33,290,186         16,853,992
                                                                                 ------------        -----------


STOCKHOLDERS' EQUITY
Preferred Stock (no par value
   - 10,000,000 shares authorized)
   Series A (99,000 shares outstanding)                                                    76                762
   Series B (2,000 shares outstanding                                               2,000,000          2,000,000
   Series C (50,000 shares outstanding)                                                15,000             15,000
   Series D (950 shares outstanding)                                                  950,000            950,000
   Series E (2,300 shares outstanding)                                              2,300,000          2,300,000
Common Stock (no par value-75,000,000 shares authorized, 18,229,461 shares issued and outstanding in 2000; 50,000,000 shares authorized, 8,844,461 shares
issued and outstanding in 1999)                                                     7,649,010          6,445,199
 Additional paid-in capital                                                         3,605,580          3,605,580
 Accumulated (deficit)                                                            (28,265,063)        (1,302,675)
 Accumulated other comprehensive (loss)                                              (171,231)           (11,976)
 Subscriptions receivable                                                                  --           (906,788)
                                                                                 ------------        -----------

               Total Stockholders' Equity                                        (11,916,628)         13,095,102
                                                                                 ------------        -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $21,373,558        $29,949,094
                                                                                 ============        ===========

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              For the Nine Months Ended September 30, 2000 and 1999

                                                                                   2000               1999
                                                                             ----------------    --------------
Net Revenues                                                                      $56,816,019        $29,828,018

Operating expenses
  Transportation and rentals                                                       48,853,827        12,589,165
  Operating supplies and maintenance                                                  112,549          1,102,553
  Bad debts                                                                         7,609,557            577,969
  Other operating costs                                                               415,527                 --
  Fuel                                                                                 25,000          2,405,503
  Insurance and claims                                                              3,750,916          1,696,760
  Depreciation and amortization                                                     2,394,912          1,731,921
  Taxes and licenses                                                                  225,487            416,033
  Salaries, wages and benefits                                                      2,960,708          6,400,761
  Occupancy costs                                                                     251,104            262,117
  Administrative expenses                                                           2,736,069          1,810,006
                                                                                 ------------        -----------
         Total operating expenses                                                  69,335,656         28,992,788
                                                                                 ------------        -----------
                Operating income (loss)                                           (12,519,637)           835,230
                                                                                 ------------        -----------

Other income and expenses
  Interest income                                                                     155,435            13,691
  Interest expense                                                                 (1,482,382)          (596,048)
  Other income                                                                         13,592             25,899
  Gain (loss) on disposition of equipment                                            (449,998)           404,954
                                                                                --------------      ------------
                   Total other income and (expenses)                               (1,763,353)          (151,504)
                                                                                 -------------      ------------

        Net income (loss) before income taxes                                     (14,282,990)           683,726

Provision for income taxes                                                                 --            266,653
Tax benefit of net operating loss carryforward                                             --           (266,653)
                                                                                 ------------        -----------

                 Net income from continuing operations                            (14,282,990)           683,726
                                                                                 ------------        -----------

Loss from discontinued operations                                                 (12,679,398)                --
                                                                                 ------------        -----------

  Net Income (loss)                                                              $(26,962,388)       $   683,726
                                                                                 ============        ============

Basic earnings (loss) per common share                                           $      (2.10)       $       .09
                                                                                 =============       ============

Weighted average number of common shares                                           12,810,850          7,876,381
                                                                                 =============       ============

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             For the Three Months Ended September 30, 2000 and 1999

                                                                                   2000                 1999
                                                                             ----------------      ------------
Net Revenues                                                                     $ 16,449,629       $ 12,000,849

Operating expenses
  Transportation and rentals                                                       15,055,253          5,501,283
  Operating supplies and maintenance                                                   80,182            477,045
  Bad debts                                                                         7,194,033                 --
  Other operating costs                                                               415,527            277,138
  Fuel                                                                                 25,376            948,179
  Insurance and claims                                                              1,479,006            644,820
  Depreciation and amortization                                                     1,848,457            585,204
  Taxes and licenses                                                                  130,981            181,020
  Salaries, wages and benefits                                                      1,021,097          2,262,888
  Occupancy costs                                                                      75,220             90,085
  Administrative expenses                                                           1,061,716            740,835
                                                                                 ------------        -----------
         Total operating expenses                                                  28,386,848         11,708,497
                                                                                 ------------        -----------

                Operating income (loss)                                           (11,937,219)           295,352
                                                                                 ------------        -----------

Other income and expenses
  Interest income                                                                     133,188             11,266
  Interest expense                                                                   (653,082)          (217,576)
  Gain (Loss) on the sale of equipment                                               (814,398)           280,840
  Other income                                                                        (13,826)                --
                                                                                 ------------        -----------
 Total other income and (expenses)                                                 (1,348,118)            74,530
                                                                                 ------------        -----------

        Net income (loss) before income taxes                                     (13,285,337)           369,882
Provision for income taxes                                                                 --            144,254
Tax benefit of net operation loss carryforward                                             --           (144,254)
                                                                                 ------------        -----------

                 Net income from continuing operations                            (13,285,337)           369,882
                                                                                 ------------        -----------

Loss from discontinued operations                                                  (7,828,201)                --
                                                                                 ------------        -----------

              Net Income (loss)                                                  $(21,113,162)       $   369,882
                                                                                 ============        ===========

Basic earnings (loss) per common share                                           $     (1.16)        $       .05
                                                                                 ============        ===========

Weighted average number of common shares                                           18,229,461          7,149,404
                                                                                 ============        ===========

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE  NINE MONTHS ENDED SEPTEMBER 30, 2000



                                               Common Stock                  Preferred Stock
                                               No Par Value
                                           Shares          Amount         Shares          Amount
                                         ----------      ----------      ---------      -----------


Opening balance - January 1, 2000         8,844,461        $6,445,199     1,054,250      $5,265,762

Issuance of Common Stock-
 Checkmate Acquisition                      385,000         1,203,125            --              --

Series A Preferred stock exchanged
 for common stock                         9,000,000               686      (900,000)           (686)

Write off of Subscriptions
  Receivable                                     --                --            --              --

Other Comprehensive Loss:

 Net Loss for the nine months ended
  September 30, 2000                             --                --            --              --

 Change in unrealized loss on
  available-for-sale investments                 --                --            --              --


Closing balance - June 30, 2000          18,229,461        $7,649,010       154,250      $5,265,076





                                                                      Accumulated
                                       Additional                        Other
                                         Paid in       Accumulated   Comprehensive  Subscriptions
                                         Capital         Deficit         (Loss)       Receivable        Total
                                        ----------     -----------      --------      ----------     ------------


Opening balance - January 1, 2000       $3,605,580      $ (1,302,675)    $ (11,976)     $(906,788)      $ 13,095,102

Issuance of Common Stock-
 Checkmate Acquisition                          --                 --            --             --         1,203,125

Series A Preferred stock exchanged
 for common stock                               --                 --            --             --                --

Write off of Subscriptions
  Receivable                                    --                 --            --        906,788           906,788

Other Comprehensive Loss:

 Net Loss for the nine months ended
  September 30, 2000                            --       (26,962,388)            --             --       (26,962,388)

 Change in unrealized loss on
  available-for-sale investments                --                 --     (159,255)             --          (159,255)
                                        ----------      ------------    ----------     -----------      ------------

Closing balance - June 30, 2000         $3,605,580      $(28,265,063)   $ (171,231)    $                $(11,916,628)
                                        ==========      ============    ==========     ===========      ============



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
                                        ==========     ===========      ========      =========      ============

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2000 and 1999

                                                                                    2000                 1999
                                                                                ---------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss) from continuing operations                                     $(14,282,990)        $   683,726

ADJUSTMENTS TO RECONCILE NET
INCOME TO NET CASH PROVIDED
(USED) IN OPERATING ACTIVITIES
Depreciation & amortization                                                         3,355,912           1,731,921
Provision for doubtful accounts                                                     3,978,410                  --
(Loss) on disposition of equipment                                                    449,998                  --
Deferred taxes                                                                             --                  --
Gain on disposal of equipment                                                              --            (404,954)
 (Increase) Decrease-Assets
 Restricted cash                                                                   (3,104,160)           (485,108)
 Accounts receivable                                                               (5,339,088)         (4,375,651)
 Parts and Supplies inventory                                                         115,000             (39,870)
 Investment in marketable securities                                                  159,255                  --
 Prepaid expenses and other assets                                                    268,396            (588,512)
 Intangible assets                                                                  4,874,457                  --
 Due from captive insurer                                                             103,358                  --
Increase (Decrease)-Liabilities
 Accounts payable - trade                                                           1,160,133          (  110,457)
 Revolving loan                                                                     8,487,536           3,034,165
 Owner operator escrow                                                               (122,865)                 --
 Accrued expenses and
  other current liabilities                                                         1,779,328             727,107
                                                                                 ------------         -----------
    Total Adjustments                                                              16,165,670            (511,359)
                                                                                 ------------         -----------
Net cash provided (used) by operating activities                                    1,882,680             172.367
                                                                                 ------------         -----------

Discontinued operations                                                           (12,679,398)                 --

    Subtotal                                                                      (10,796,718)                 --

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and software development                                       (136,618)         (1,251,766)
Cash paid for businesses acquired                                                    (534,698)           (898,484)
Proceeds from disposition of assets                                                        --           1,255,160
                                                                                 ------------         -----------
Net cash (used) by investing activities                                              (671,316)           (895,090)
                                                                                 ------------         -----------

            Subtotal                                                             $(11,468,034)        $ (722,723)
                                                                                 ------------         -----------

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              For the Nine Months ended September 30, 2000 and 1999

                                                                                     2000             1999
                                                                              ----------------- -----------------

Balance Forward                                                                  $(11,468,034)      $   722,723

CASH FLOWS FROM
FINANCING ACTIVITIES

Due from related parties                                                              186,023                --
Notes receivable                                                                    5,091,532        (1,124,805)
Repayments of notes receivable                                                             --                --
Proceeds from long-term debt financing                                                508,676         1,071,229
Issuance of preferred stock                                                                --         2,665,462
Proceeds from sale of common stock
 and additional paid in capital                                                            --           701,688
Issuance of convertible debentures                                                  7,435,000         1,040,000
Conversion of stock options-                                                                             71,238
Principal payments on long-term debt                                              ( 2,810,916)       (2,168,727)
                                                                                 ------------      ------------

Net cash (used) provided by financing activities                                   10,410,315         2,256,085
                                                                                 ------------      ------------

NET INCREASE (DECREASE) IN CASH                                                    (1,057,719)        1,533,362

CASH AT BEGINNING OF PERIOD                                                         1,057,719            22,976
                                                                                 ------------      ------------

CASH AT END OF PERIOD                                                            $         --      $  1,556,338
                                                                                 ============      ============
Supplemental Disclosure of Cash flow information:
Cash Paid during the year
  Interest expense                                                               $  1,382,382      $    217,576
                                                                                 ============      ============

  Income taxes                                                                   $         --      $         --
                                                                              ===============      =============

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              For the Nine Months ended September 30, 2000 and 1999

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

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              For the Nine Months Ended September 30, 2000 and 1999

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

 (B) - Basis of Presentation

The accompanying consolidated balance sheets and related statements of operations, stockholders' equity and cash flows includes the accounts of U.S. Trucking, Inc. and its wholly owned subsidiaries, Gulf Northern Transport, Inc., Mencor, Inc. and Prostar, Inc. as of September 30, 2000 and Gulf Northern Transport, Inc. and Mencor, Inc. as of June 30, 1999. Significant intercompany transactions or balances as of and for the periods ended September 30, 2000 and 1999 have been eliminated.

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

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              For the Nine Months Ended September 30, 2000 and 1999


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

Also in January 2000, Gulf Northern signed a master agent agreement with One-Way Logistics, Inc. to manage Gulf Northern's over the road operations. Effective November 30, 2000 Gulf Northern's trustee filed a voluntary petition of bankruptcy under Chapter 11 of the U.S. Code. Under the terms of the agreement, Gulf Northern will pay 90% of revenues generated by its over the road operations to One-Way in exchange for the operational services provided.

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              For the Nine Months Ended September 30, 2000 and 1999


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

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              For the Nine Months Ended September 30, 2000 and 1999

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

                                                           Checkmate/
                                                            Maverick
                 Assets
                Accounts receivable                      $  3,311,143
                Transportation and
                      other equipment                         220,204
                Goodwill                                    2,606,125
                                                          -----------
                         Total                            $ 6,137,472
                                                          ===========

                Liabilities Assumed and Equity
                Liabilities assumed                       $ 3,962,688
                Liability to sellers                          971,659
                Common stock                                1,203,125
                                                           ----------
                      Total                               $ 6,137,472
                                                          ===========

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              For the Nine Months Ended September 30, 2000 and 1999


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


                                                       Excalibur
                                    Prostar, Inc.         Express        Total
                                    -------------     -----------     ------------
   Assets
  Goodwill                           $ 1,444,312     $ 1,026,410      $ 2,470,722
                                     -----------     -----------      -----------

               Total                 $ 1,444,312     $ 1,026,410      $ 2,470,722
                                     ===========     ===========      ===========

  Liabilities Assumed and Equity
  Liabilities assumed and
     debt to sellers                 $   944,312     $   376,410      $ 1,320,722
  Common stock                           500,000         650,000        1,150,000
                                     -----------     -----------      -----------

              Total                  $ 1,444,312     $ 1,026,410      $ 2,470,722
                                     ===========     ===========      ===========


                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              For the Nine Months Ended September 30, 2000 and 1999


NOTE 4 - Income Taxes

The deferred tax asset of $1,141,963 represents the tax benefit from net operating losses generated in prior years reduced by a valuation allowance amounting to $9,338,000 as of September 30, 2000. The valuation allowance provided is based on management's valuation of the likelihood of realization of the benefit of the net operating loss carryovers. Management believes it is more likely than not that U.S. Trucking will realize the benefit of the recorded deferred tax assets.

As required by SFAS 109, deferred taxes are provided based upon the tax rate at which the items of income and expense are expected to be settled in the Company's tax return. The expected tax rate used is 37.3% for each of the years.

U.S. Trucking has net operating losses through September 30, 2000 of $29,000,000. These losses will be available to offset future taxable income and begin to expire in 2010.

There is no tax effect related to the component of the other comprehensive loss since no future capital gain can be anticipated.

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              For the Nine Months Ended September 30, 2000 and 1999

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

The price per share of common stock into which the debentures are convertible is the higher of $1.50 or the lower of 80% of the average closing bid price of the Common Stock quoted on the OTC Bulletin board for three trading days preceding the conversion date or $2.37 per share. In no event will the conversion price be less than $1.50 per share. No debentures were converted as of June 30, 2000.


Note 6 - Captive Insurance Program

The company recorded in the accompanying financial statements $1,040,943 of amounts due from the captive insurer of which $ 2,252,990 and $ 937,214 is reflected in revenues in the six months ended June 30, 2000 and 1999, respectively. These amounts represent the estimated "program-to date profit" at June 30, 2000 and 1999.

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              For the Nine Months Ended September 30, 2000 and 1999


NOTE 7 - Industry Segment Information

During 1998, the company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131). The adoption of SFAS 131 requires the presentation of descriptive information about reportable segments which is consistent with that made available to the management of U.S. Trucking to assess performance.

U.S. Trucking currently has three major business segments: long-haul trucking, interstate truck brokerage and liability insurance for the long haul trucking industry. In 1999, a fourth segment, Agents' Program was included and separately reported. However, that segment was deemed to be not reportable at December 31, 1999. In determining the net income of each segment of the company, 100% of the interest expense is allocated to long-haul trucking and effective tax rates are determined for each business segment.

Nine Months ended September 30, 2000

                                Long-haul             Truck            Liability
                                Trucking             Brokerage        Insurance       Inter-segment      Total
                             ---------------------------------------------------------------------- -------------

Sales                        $ 31,896,910        $  23,321,554       $ 2,424,850      $  (827,295)  $  56,816,019
Operating income (loss)       (14,971,885)            (723,934)         (306,592)              --     (16,002,411)
Net interest                   (1,093,812)            (233,135)               --               --      (1,326,947)
Pretax income (loss)          (16,502,103)            (957,069)         (306,592)              --     (17,765,764)
Loss from discontinued
 operations                    (5,242,489)          (3,954,135)               --               --      (9,196,624)
Net income (loss)             (21,744,592)          (4,911,204)         (306,592)              --     (26,962,388)
Assets                         16,671,656            3,399,634         1,302,268               --      21,373,558
Depreciation &
 Amortization                   5,405,885            4,094,812                --               --       9,500,697
Additions to long-
 lived assets                     138,618              383,232                --               --         521,850



                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              For the Nine Months Ended September 30, 2000 and 1999


NOTE 7 - Industry Segment Information (continued)

Three Months ended September 30, 2000

                                Long-haul             Truck            Liability
                                Trucking             Brokerage        Insurance       Inter-segment      Total
                             ---------------------------------------------------------------------- -------------

Sales                        $ 10,585,971        $   6,050,936       $     139,821     $  (236,399)  $  16,539,629
Operating (loss)              (13,887,787)            (916,329)           (615,501)             --     (15,419,617)
Net interest                     (329,533)            (190,361)                --               --        (519,894)
Pretax income (loss)          (15,045,524)          (1,106,710)           (615,501)             --     (16,767,735)
Loss from discontinued
 operations                    (3,912,292)          (3,954,135)                 --              --      (4,345,427)
Net income (loss)             (15,436,816)          (5,060,845)           (615,501)             --      21,113,162)
Assets                         16,671,656            3,399,634           1,302,268              --      21,373,558
Depreciation &
 Amortization                   5,054,645            3,923,779                  --              --       8,978,424
Additions to long-
 lived assets                      88,181                   --                  --              --          88,181


Nine Months ended September 30, 1999

                               Long-haul         Agents'       Truck      Liability
                               Trucking           Program    Brokerage    Insurance    Intersegment       Total
                            ----------------------------------------------------------------------- -------------

Sales                        $23,195,461      $ 1,459,227  $ 4,521,499   $ 1,485,780  $  (338,978)   $ 29,828,018
Operating income                 420,589           65,450      266,151       184,978     (101,938)        835,230
Net interest                    (562,252)          (5,250)      (4,382)           --      (10,473)       (582,357)
Pretax income (loss)             231,415           60,200      261,768       184,978      (54,635)        683,726
Net income                       231,415           60,200      261,768       184,978      (54,635)        683,726
Assets                        22,368,773        1,328,057    1,778,527     2,170,161           --      27,645,518
Depreciation &
 Amortization                  1,687,537            9,593       34,791            --           --       1,731,921
Additions to long-
 lived assets                    768,766          483,000           --            --           --       1,251,766

                      U.S. TRUCKING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              For the Nine Months Ended September 30, 2000 and 1999


NOTE 7 - Industry Segment Information (continued)

Three Months ended September 30, 1999

                               Long-haul         Agents'       Truck      Liability
                               Trucking           Program    Brokerage    Insurance    Intersegment       Total
                            ----------------------------------------------------------------------- -------------
Sales                         $ 8,482,941      $1,459,227  $ 2,008,086    $  548,566    $( 494,971)  $ 12,003,849
Operating Income (loss)            72,622          64,450      175,661        83,557     (101,938)       295,352
Net interest  expense            (185,006)         (5,250)      (3,156)           --      (12,898)      (206,310)
Pretax income (loss)              109,482          60,200      171,278        83,557      (54,635)      (369,882)
Net income (loss)                 109,482          60,200      171,278        83,557      (54,635)      (369,882)
Assets                         22,368,773       1,328,057    1,778,527     2,170,161           --     27,645,518
Depreciation &
 Amortization                     553,729           9,593       21,882            --           --        585,204
Additions to long-
 lived assets                     524,093         483,000           --            --           --      1,007,093


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

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,2000
                      U.S. TRUCKING, INC. AND SUBSIDIARIES


NOTE 9 -  Bankruptcy

On November 29, 2000, four of the Registrant's operating subsidiaries, Gulf Northern Transport, Inc., ProStar, Inc., UST Logistics, Inc. and Mencor, Inc. (the "petitioning subsidiaries") filed a Voluntary Petition under Chapter 11 of the Bankruptcy Code (the "Petition") with the United States Bankruptcy Court, Middle District of Florida, Jacksonville Division. As of this date, no plan of reorganization has been filed by the Registrant's subsidiaries, however, a trustee has been appointed. On December 1, 2000 U.S. Trucking, Inc., issued a press release in which it announced: (i) the filing of the Petition, and (ii) the signing of an agreement with its primary lender for repayment of any deficiencies, which may be left after liquidation of the collateral. The agreement provides for payment of liquidation of the collateral. The agreement provides for payment of the deficiency over three years, including payments based upon a fixed percentage of the Company's ongoing revenue. The accompanying financial statements contain adjustments resulting from the bankruptcies based upon management's best estimates as to the recoverability of assets and obligations for liabilities incurred.


NOTE 10 - Discontinuance of Operations

During the quarter ended June 30,2000, U.S. Trucking effected a plan to discontinue the agency portion of its truckload segment excluding intermodal. As a result of the decision, the Company recorded adjustments to the assets and liabilities of the business as well as a provision to cover estimated operating losses expected during the period it will take to wind down operations. During the third quarter ended September 30,2000, the Company effected a plan to discontinue the truck brokerage and long-haul trucking businesses. Consequently, the Company adjusted the carrying value of the assets and liabilities of those business operations and recorded a change to earning of $4,345,427.

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

These and other statements, which are not historical facts, are based largely on current expectations and assumptions of management and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. Assumptions and risks related to forward-looking statements, include that we are pursuing a growth strategy that relies in part on the completion of acquisitions of companies in the transportation, logistics and inter-modal and transportation service industry.

Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many which are beyond our control. When used in this Quarterly Report, the words "estimates", "projects", and "expect" and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in the forward-looking information will be realized.

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


GENERAL

U.S. Trucking, Inc. was established in January of 1997 by combining under U S Trucking-Nevada the operations of Gulf Northern Transport, a mid-to-long-haul truckload carrier and Mencor, Inc. a third party logistics (brokerage) company. During 1999, we acquired Prostar, Inc. ( a brokerage company ) and merged Mencor, Inc. into Prostar, Inc.

U.S. Trucking, Inc.'s operating results are driven by the truckload business of its operating subsidiary, Gulf Northern Transport, Inc., our Captive auto liability insurance program, it's brokerage operations (ProStar Inc.), implementation of an agent program, and the purchase of a inter-modal line of business. The Company reported a loss for the period ending September 30, 2000 and a profit for period ending September 30, 1999.

On December 31, 1999, the Company effected a plan to transfer the over the road truckload operations to One Way Logistics, Inc. This plan was not consummated. However, in January 2000, U.S. Trucking, Inc's., subsidiary Gulf Northern Transport, Inc. signed a master agent agreement with One Way Logistics, Inc. to manage Gulf Northern's over the road operations. Under the terms of the agreement, Gulf Northern will pay 90% of revenues generated by its over the road operations to One Way in exchange for operation service provided.

Also in January 2000, U.S. Trucking subsidiary Gulf Northern Transport, Inc. signed a master agent agreement with Carolina Global, Inc. to manage Gulf Northern's container operations. Under the terms of the agreement, Gulf Northern will pay 90% of revenues generated by its over the road operations to Carolina Global, Inc. in exchange for operation service provided.

During the second quarter of 2000, we effected a plan to discontinue the agency portion of our truckload segment excluding inter-modal. The decision resulted in us having to record certain adjustments to the related assets and liabilities of that business segment as well as provision to cover the estimated operating losses expected during the period we estimate it will take to totally discontinue the operation. In addition, we accrued our expected losses on the disposal of assets. Such adjustments total $4,851,197 for the nine months ended September 30, 2000. The loss from discontinued operations has been reflected in accordance with Accounting Principles Board No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" as a disposal of a segment. The September 30, 2000 consolidated balance sheet and the consolidated statements of operations and cash flows for the nine months then ended have been restated to separately reflect the financial position, results of operations, and cash flows of the discontinued operations.


                             RESULTS OF OPERATIONS

The following tables sets forth items in the Consolidated Statement of Operations for the nine and three months ending September 30, 2000 and 1999 as a percentage of operating revenues.

                                                   9 mos. Ending   9 mos. Ending
                                                   30-Sept-00      30-Sept-99

OPERATING REVENUES                                      100.0%          100.0%
PURCHASED TRANSPORTATION & RENTALS                      85.9%           42.2%
OPERATING SUPPLIES AND MAINTENANCE                      0.2%            3.6%
BAD DEBTS                                               13.3%           1.9%
FUEL                                                    0.1%            8.1%
OTHER OPERATING EXPENSES                                0.7%            0.0%
INSURANCE AND CLAIMS                                    6.6%            5.6%
DEPRECIATION AND AMORTIZATION                           4.2%            5.8%
TAXES AND LICENSES                                      0.4%            1.4%
OCCUPANCY COSTS                                         0.4%            0.8%
SALARIES, WAGES AND BENEFITS                            5.2%            21.5%
ADMINISTRATIVE EXPENSES                                 4.8%            6.0%
                                                        ----            ----
TOTAL EXPENSES                                          121.8%          96.9%

OPERATING INCOME                                        -21.8%          3.1%
INTEREST EXPENSE                                        -2.6%           -1.9%
GAIN ON SALE OF EQUIPMENT                               -0.8%           1.3%
INTEREST INCOME                                          0.3%            0.0%
OTHER INCOME                                             0.0%            0.1%
INCOME ( LOSS ) BEFORE INCOME TAXES                     -25.1%          2.3%
PROVISION FOR INCOME TAXES                              0.0%            0.0%
NET INCOME FROM CONTINUING OPERATIONS                   -25.1%          2.3%
LOSS FROM DISCONTINUED OPERATIONS                       -22.3%          0.0%
NET INCOME ( LOSS )                                     -47.4%          2.3%

                                                 3 mos. Ending   3 mos. Ending
                                                 30-Sept-00      30-Sept-99

OPERATING REVENUES                                   100.0%          100.0%
PURCHASED TRANSPORTATION & RENTALS                   91.5%           45.8%
OPERATING SUPPLIES AND MAINTENANCE                   0.4%            3.9%
BAD DEBTS                                            46.2%           0.0%
FUEL                                                 0.1%            7.9%
OTHER OPERATING EXPENSES                             2.5%            2.3%
INSURANCE AND CLAIMS                                 8.9%            5.3%
DEPRECIATION AND AMORTIZATION                        11.2%           4.8%
TAXES AND LICENSES                                   0.8%            1.5%
OCCUPANCY COSTS                                      0.4%            0.7%
SALARIES, WAGES AND BENEFITS                         6.2%            18.9%
ADMINISTRATIVE EXPENSES                              6.4%            6.1%
                                                     ----            ----
TOTAL EXPENSES                                       172.5%          97.6%
OPERATING INCOME                                     -72.5%          2.4%
INTEREST EXPENSE                                     -3.9%           -1.8%
GAIN ON SALE OF EQUIPMENT                            -4.9%           2.3%
INTEREST INCOME                                      0.1%            0.0%
OTHER INCOME                                         0.0%            0.0%
INCOME ( LOSS ) BEFORE INCOME TAXES                  -83.2%          3.0%
PROVISION FOR INCOME TAXES                           0.0%            1.2%
NET INCOME FROM CONTINUING OPERATIONS                -80.7%          3.0%
LOSS FROM DISCONTINUED OPERATIONS                    -4.7%           -0.0%
NET INCOME ( LOSS )                                  -130.8%         3.0%


Three months ended September 30, 2000 compared to September 30, 1999

Operating revenues. Total operating revenue increased from $12.0 million for the three months ended September 30, 1999 to $16.4 million, or 36.6 % for the three months ended September 30, 2000. The reason for this increase is the overall increase of business within all of the operating segments of the company, including truckload, brokerage and inter-modal.

Purchased transportation and rentals. Purchased transportation and rentals increased from $5.50 million for the three months ended September 30, 1999 to $15.05 million or 173.6% for the three months ended September 30, 2000. As a percentage of operating revenue, purchased transportation and rentals increased from 45.8% for the three months ended September 30, 1999 to 91.5% for the three months ended September 30, 2000. Changes from converting the truckload and inter-modal operations to a 90% agency program and the acquisition of Prostar, Inc.(a brokerage company) and Checkmate/Maverick Truck Brokerage resulted in the increase in purchase transportation as a percentage of sales.

Salaries, wages and benefits. Salaries, wages and benefits decreased from $2.26 million for the three months ended September 30, 1999 to $1.02 million or 54.8% for the three months ended September 30, 2000. Salaries, wages and benefits as a percentage of total operating revenue decreased from 18.8% for the three months ended September 30, 1999 to 6.2% for the three months ended September 30, 2000. The decrease as a percentage of operating revenue is attributed to the change in revenue mix discussed in the preceding paragraph.

Fuel. Fuel expense decreased from $948 thousand for the three months ended September 30, 1999 to $25 thousand for the three months ended September 30, 2000.The decrease is attributed to the conversion of truckload operations to a 90% agency program in which most operating costs other than agents settlements are eliminated.

Operating supplies and maintenance. Operating supplies and maintenance decreased from $477 thousand for the three months ended September 30, 1999 to $80 thousand for the three months ended September 30, 2000. The decrease is attributed to the change in mix of revenues mentioned in previous paragraphs. By converting the truckload operations to a 90% agency program maintenance on all company equipment was shifted to the master agent


Insurance and claims. Insurance and claims increased from $644 thousand for the three months ended September 30, 1999 to $1.47 million or 99.6 % for the three months ended September 30, 2000. Insurance and claims as a percentage of total operating revenue increased from 5.37% for the three months ended September 30, 1999 to 12.32% for the three months ended September 30, 2000. The increase as a percentage of operating revenue can be attributed to the increase in cost of the captive insurance program as well as increase in cargo claims in the inter-modal operations.

Taxes and licenses. Taxes and licenses decreased from $181 thousand for the three months ended September 30, 1999 to $131 thousand for the three months ended September 30, 2000. The decrease is attributed to the conversion of truckload and inter-modal operations to a agency program.

Depreciation and amortization. Depreciation and amortization increased from $585 thousand for the three months ended September 30, 1999 to $1.84 million or 42.5% for the three months ended September 30, 2000. Depreciation and amortization as a percentage of total operating revenue increased from 4.87% for the three months ended September 30, 1999 to 11.23% for the three months ended September 30, 2000.

General and administrative. General and administrative expenses increased from $740 thousand for the three months ended September 30, 1999 to $1.06 million or
43.2 % for the three months ended September 30, 2000. General and administrative as a percentage of total operating revenue increased from 6.17% for the three months ended September 30, 1999 to 6.45% for the three months ended September 30, 2000.

Operating income(loss). Operating income decreased from $295 thousand or 2.46 % of total operating revenues for the three months ended September 30, 1999 to a operating loss of $12.35 million or (75.09) % of total operating revenue for the three months ended September 30, 2000. This decrease as a percentage of total operating revenue can be attributed to the provisions of bad debt and the write down of goodwill and assets of discontinued operations.

Interest. Interest expense increased from $217 thousand for the three months ended September 30, 1999 to $653 thousand or 200.9% for the three months ended September 30, 2000. Interest expense as a percentage of total operating revenue increased from 1.81% for the three months ended September 30, 1999 to 3.97% for the three months ended September 30, 2000. The primary reason for the increase in total is interest and fees paid in relation to our revolving credit line facility with GE Capital Business Credit.


Discontinued Operations.

Net income decreased from zero for the three months ended September 30, 1999 to a net loss of $7.82 million for the three months September 30, 2000. The primary factors that caused the loss is the discontinued operations and reduction in operating income discussed previously.


Nine months ended September 30, 2000 compared to September 30, 1999

Operating revenues. Total operating revenue increased from $29.82 million for the nine months ended September 30, 1999 to $56.81 million, or 90.50% for the nine months ended September 30, 2000. The reasons for this increase are the overall increases in revenues within all of the operating subsidiaries.

Purchased transportation and rentals. Purchased transportation and rentals increased from $12.58 million for the nine months ended September 30, 1999 to $48.85 million or 288.3% for the nine months ended September 30, 2000. As a percentage of operating revenue, purchased transportation and rentals increased from 42.2% for the nine months ended September 30, 1999 to 85.9% for the nine months ended September 30, 2000. Changes from converting the truckload and inter-modal operations to agency programs and the acquisition of Prostar, Inc.(a brokerage company) and Checkmate/Maverick Truck Brokerage resulted in the increase in purchase transportation as a percentage of sales.

Salaries, wages and benefits. Salaries, wages and benefits decreased from $6.40 million for the nine months ended September 30, 1999 to $2.96 million or 53.7% for the nine months ended September 30, 2000. Salaries, wages and benefits as a percentage of total operating revenue decreased from 21.4% for the nine months ended September 30, 1999 to 5.21% for the nine months ended September 30, 2000. The decrease as a percentage of operating revenue is attributed to the change in revenue mix within the inter-modal brokerage and truckload segments.

Fuel. Fuel expense decreased from $2.40 million for the nine months ended September 30, 1999 to 25 thousand for the nine months ended September 30, 2000.The decrease is attributed to the conversion of truckload operations to a 90% agency program in which most operating costs other than agents settlements are eliminated or shifted to the master agent.

Operating supplies and maintenance. Operating supplies and maintenance decreased from $1.10 million for the nine months ended September 30, 1999 to $112 thousand for the nine months ended September 30, 2000. The decrease is attributed to the change in mix of revenues mentioned in previous paragraphs. By converting the truckload operations to a 90% agency program maintenance on all company equipment became a cost to the master agent and eliminated.

Insurance and claims. Insurance and claims increased from $1.69 million for the nine months ended September 30, 1999 to $3.75 million or 121.8% for the nine months ended September 30, 2000. Insurance and claims as a percentage of total operating revenue increased from 5.6% for the nine months ended September 30, 1999 to 6.6% for the nine months ended September 30, 2000. The increase as a percentage of operating revenue can be attributed to an increase in the captive insurance program cost, and an increase in claims and lower brokerage revenues than anticipated.

Miscellaneous operating expenses. Miscellaneous operating expenses increased from zero for the nine months ended September 30, 1999 to $415 thousand or 0.8% for the nine months ended September 30, 2000. Miscellaneous operating expenses as a percentage of revenue decreased from zero for nine months ended September 30, 1999 to 0.8% for the nine months ended September 30, 2000.

Taxes and licenses. Taxes and licenses decreased from $416 thousand for the nine months ended September 30, 1999 to $215 thousand or 48.3% for the nine months ended September 30, 2000 . Taxes and licenses as a percentage of total operating revenue decreased from 1.39% for the nine months ended September 30, 1999 to 0.3% for the nine months ended September 30, 2000. The decrease as a percentage of total operating revenue is attributed to the conversion of truckload and inter-modal operations to a 90% agency program.

Depreciation and amortization. Depreciation and amortization increased from $1.73 million for the nine months ended September 30, 1999 to $2.39 million or 38.1% for the nine months ended September 30, 2000. Depreciation and amortization as a percentage of total operating revenue increased from 5.6% for the nine months ended September 30, 1999 to 6.6% for the nine months ended September 30, 2000.

General and administrative. General and administrative expenses increased from $1.81 million for the nine months ended September 30, 1999 to $2.73 million or 50.8% for the nine months ended September 30, 2000. General and administrative as a percentage of total operating revenue decreased from 6.0% for the nine months ended September 30, 1999 to 4.8% for the nine months ended September 30, 2000. The decrease as a percentage of operating revenue can be attributed to the economies of scale as revenues have increased through acquisitions some fixed costs have remained constant therefore have decreased as a percentage of operating revenue.

Operating income(loss). Operating income(loss) increased from $835 thousand or 2.8% of total operating revenues for the nine months ended September 30, 1999 to $(12.51) million or (22.0)% of total operating revenue for the nine months ended September 30, 2000. This increase as a percentage of total operating revenue can be attributed to the chare for bad debts, the write down of good will off discontinued operations, the chare for loss on sale of equipment and increases in interest and fees.

Interest. Interest expense increased from $596 thousand for the nine months ended September 30, 1999 to $1.48 million or 99.6% for the nine months ended September 30, 2000. Interest expense as a percentage of total operating revenue increased from 1.9% for the nine months ended September 30, 1999 to 2.6% for the nine months ended September 30, 2000. The primary reason for the increase in total is the interest paid in relation to our revolving credit line facility.

Discontinued Operations.

Net income decreased from $683 thousand for the nine months ended September 30, 1999 to a net loss of $26.96 million for the nine months September 30, 2000. The primary factors that caused our loss for the nine months ended September 30, 2000, was the loss from discontinued operations, the write down of bad debts, the loss on sale of equipment, increases in our interest and fee cost and the overall reduction in operating income.

Acquisition of Prostar, Inc. and Fulmer Transportation

Submission of Audited Financial Statements

In May 1999, U.S. Trucking acquired 100% of the common stock of Prostar, Inc. and in September 1999, U.S. Trucking acquired certain assets and liabilities of Fulmer Transportation, Inc.

In both instances, the acquisitions were contingent upon the accuracy and validity of certain representations. In the case of Prostar, Inc., the assertions were completed and validated and the acquisition was successful. In the case of Fulmer Transportation, however, these contingent factors were ultimately determined to be not valid and the acquisition was reversed. For financial reporting purposes, however, Fulmer was determined to be part of U.S. Trucking's consolidated group for part of the fiscal 1999 and 2000 years and accordingly, audited financial statements of both Prostar and Fulmer for periods prior to U.S. Trucking's acquisition are required to be presented.

Management determined that it was not practical to commence these audits immediately upon the contractual signing of the acquisition agreements and it was management's intention to commence the audit procedures during the 2000 year. We engaged our auditors to perform the required audits during the summer of 2000.

Unfortunately, because of the deteriorated relationship with the principals of Fulmer, the auditors were prohibited from completing their assignment and the principals have refused any discussion in this regard. Accordingly, it is not possible to complete the required audit for Fulmer at this time and present the proper financial statements.

U.S. Trucking's management believes it has the information necessary to complete the audit of Prostar, but its current financial condition has prevented it from currently completing this requirement.

LIQUIDITY & CAPITAL RESOURCES

On November 30, 2000, U.S. Trucking's four operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the US Bankruptcy code. These subsidiaries comprised all of the Company's operations so the Company has had no working capital requirements. While the Company is planning to recommence a transportation business, which business will require operating capital, it has not developed a plan for raising such capital, and will not do so until it determines the nature and scope of its future business activities.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGES IN SECURITIES.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibit 27 - Financial Data Schedule

     (b) None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 U.S. TRUCKING
                 ---------------------------------------------
                 Registrant

December 22, 2000                     By \s\ Danny L. Pixler
                                      ------------------------------------------
                                      Danny L. Pixler
                                      Chief Executive Officer

                                      By \s\ John Ragland
                                      ------------------------------------------
                                      John Ragland
                                      Chief Financial Officer