Form 10QSB/A
period 2000-09-30
U S TRUCKING INC
filed 2001-01-03
CIK 820408

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days


                            Yes [X]           No [ ]


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