Form 10-K
period 2000-12-31
U S TRUCKING INC
filed 2001-04-18
CIK 820408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from _________ to __________

                           Commission File No. 33-9640-LA

                        Logistics Management Resources Inc.
                 --------------------------------------------
                 Name of Small Business Issuer in its Charter

            Colorado                                    68-0133692
-------------------------------               -----------------------------
  State or Other Jurisdiction                 I.R.S. Employer Identification
of Incorporation or Organization                         Number

                          10602 Timberwood Circle, # 9
                            Louisville, Kentucky 40223
           ----------------------------------------------------------
           Address of Principal Executive Offices, Including Zip Code

Registrant's telephone number, including area code: (502-339-4000)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The Issuer's revenues for the most recent fiscal year were $ 61,853,800.00.

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of April 13, 2001 3,263,966 shares of the Registrant's Common Stock were issued and outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $3,916,759.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One:)  Yes [ ]    No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     Logistics Management Resources, Inc. is a holding company that is engaged in the business of acquiring and managing transportation logistics and employee leasing companies. The Company's principle business is to provide for the transportation needs of clients through "Total Logistics Management". This includes managing a client's domestic and international trucking, load matching, consolidation and warehousing. We also plan to acquire an Employee Lease Services business. These services include supplying temporary workers possessing a wide variety of skills to both large and small businesses while assuming many of the costs and functions of an employer for a fee. Employee Lease Services are widely used in the transportation industry and the Company feels the dual industry approach will provide better flexibility in overall services provided and in the revenue streams of the Company.

         We intend to expand our business through internal growth and acquisitions. The transportation and employee leasing industries are highly fragmented, which provides unique acquisition opportunities. We are primarily interested in profitable, non-asset based transportation companies with revenues of not less than $5 million and in employee leasing companies that are in "niche" markets.

           HISTORY AND DEVELOPMENT OF LOGISTICS MANAGEMENT RESOURCES INC.

         Logistics Management Resources Inc., formerly U.S. Trucking, Inc. was incorporated in Colorado under the name Northern Dancer, Inc. in January 1987 for the purpose of acquiring an operating company. It completed a small public offering in 1988. In September 1998 it completed a reverse acquisition of Logistics Management Resources Inc., formerly U.S. Trucking, Inc. a Nevada corporation that had two operating subsidiaries which it had acquired in early 1997 just after is was incorporated.

         In February of 2001, we changed the Company's name from U.S. Trucking, Inc. to Logistics Management Resources Incand effected a reverse split of the Company's common stock on a 1-for-100 basis. In addition the Company received approval from Nasdaq for a symbol change. The new symbol "LMRI" which was effective on February 12,.

         Formed in 1997, Logistics Management Resources Inc. had operated as a holding company in the business of acquiring asset based mid to long haul trucking companies. From 1997 through 2000, the company completed nine separate acquisitions. During that time period, gross revenues grew from $17 million to over $61 million.

         In May of 2000, the Company sought outside advise from key consulting firms that were retained to specifically analyze the Company's problems relating to the integration of past acquisitions and the Company's multiple information systems. The findings made by the consulting firms, were that during the eleven months of 2000, the operating subsidiaries of the Company had suffered substantial losses due to several factors including:

     o    The overall slowdown in the US economy

     o    The extraordinary increases in fuel prices

     o The more than expected expenses of consolidation resulting from acquisitions

     o    The expenses of underutilized equipment resulting from acquisitions

     o    The inadequate and multitude of non integrated information systems

Facing very substantial losses, the decision was made to close the operating subsidiaries. On November 30, 2000, the four operating subsidiaries filed for Chapter 11 protection. The publicly traded holding company did not file.

         The Company completed the acquisition of Trans-logistics, Inc., a non-asset based transportation logistics company headquartered in Tampa, Florida as of January 1, 2001. Trans-logistics is a wholly owned subsidiary of Logistics Management Resources Inc. and is the first acquisition since the Company's restructure.

         The Company signed a "Letter of Intent" to buy one of the nation's leading "Employee Leasing Companies", America's PEO, Inc. The Letter of Intent was signed on April 10, 2001. The intended acquisition is expected to close during the second quarter of 2001 and includes the purchase of America's affiliate, Omni Financial Services. Combined projected sales for the two acquired entities are approximately $155 million.

The Industries

TRANSPORTATION

     A report jointly issued by The U.S. Department of Transportation's Bureau of Transportation Statistics (BTS) and The U.S. Department of Commerce's Bureau of Economic Analysis (BEA) shows that transportation services contributed $378 billion to the national economy in 1996, the last year for which figures are available.

         Trucking is still the dominant form of freight transportation. More than 80% of money spent on domestic freight transportation is spent on trucking. The expression, "if it is in your home, it was on a truck at some point in time', still holds true. Few other modes of transportation Shipping, Rail or Air-can complete a shipment without a truck becoming involved at some point in time. NAFTA and the growth of Canada and Mexico as trading partners have fueled the trucking industry's entry into International trade.

         The current trend of Fortune 500 companies is to outsource functions that are not core competencies. This means that private fleets are decreasing and transportation services are being contracted out to specialized firms. As the trend away from private fleets continues, there is tremendous opportunity for growth for companies that provide these services on an "out to bid" basis.

         Traditionally, trucking has been as asset-based business, which is to say that the company owned the trucks and employed the drivers.This exposed the companies to interest rate fluctuations, volatile fuel costs and massive amounts of equipment debt. The trend is currently moving away from this form of ownership as even the larger asset-based carriers are relying more and more on leased equipment and owner operators. Wall Street has looked favorably on asset-based companies that have expanded their businesses into other areas such as non-asset based logistic management.

         Logistics management companies do not bear many of the risks that traditional asset-based carriers do, in that they act more as a manager/broker for their clients. These companies contract to manage the needs of their clients and then contract out various functions to different specialty firms.

         The economic environment for the trucking industry over the last year has not been good. Truck tonnage year over year is down 10%. Two factors are mainly to blame; a severe slowdown in the U.S. economy and higher fuel costs. These factors have resulted in lower earnings per share for many companies and stock prices have suffered accordingly. Many smaller firms have been unable to remain profitable and have filed for bankruptcy. This has eased somewhat, a driver shortage that has plagued the industry in these past years of full employment and created opportunities for those around to pick up the pieces.

EMPLOYEE LEASING

         According to Dun & Bradstreet there are 1,242, both public and private that provide employee-leasing services. These firms generate approximately $15 billion in annual revenues. These numbers are expected to grow as more and more companies look to employee leasing as the answer to their staffing problems. From accounting to high tech to warehouse operations, employee leasing is becoming an ever more popular solution to staffing needs. Employee leasing firms like Robert Half and Administaff are experiencing annual revenue growth in excess of 50%. The market continues to expand, as does the opportunity.


     o The employee leasing industry generates in excess of $15 billion dollars a year.

     o The recent profit reports from some of the leaders in the field indicate annual growth rates of top line revenues in excess of 50%. For example, TTC, Illinois, a private company that serves mainly the transportation industry was founded in 1988. Ten years later, gross sales were $625 million.

     o The fast changing economy requires companies to be more flexible with regard to staffing. This creates tremendous opportunity to companies that can provide interim workers.

     o According to a survey commissioned by the industries national association, 75% of the jobs that existed in 2000 did not exist in 1990.

     o Professional Employer Organizations are becoming more and more popular for a number of reasons:

          o They take on many of the administrative duties related to human resources that can bog down the management of a small to medium sized business and allow management to focus on providing better service to clients.

          o Economies of scale make insurance and employee benefit plans (an ever growing portion of business's overhead) much more affordable.

TRANSPORTATION BROKERAGE SERVICES

     We offer transportation brokerage services through our wholly-owned subsidiary Trans-logistics, Inc. a Tampa, Florida based transportation logistics provider which was acquired on March 31, 2001. Trans-logistics provides return hauls for common carriers and corporations transporting their own goods which have completed their initial delivery as well as providing load matching services to carriers thru out the United States. For this service the Company receives the difference between the amount we pay the returning carrier or shipper to effect the move, and amount we receive from the shipper. In addition to the margin spread the burden of most of the insurance cost fall upon the user of our services.


AGENT PROGRAM

         In 1999 the Company instituted an agent program, pursuant to which we allow small carriers to operate under our authority as an agent. In this program the agent provides its customers and business. We collect all of the revenue from the shippers and pay the agent 85-89% of the revenue less certain expenses we pay such as fuel costs and pallet costs. We provide the agent with liability insurance coverage and certain administrative services such as billing and collecting receivables. We also provide the agent with access to our other insurance coverages such as medical and hospitalization insurance. The agent is required to establish an escrow account to cover any bad debt cost, and it must pay all cash expenses including tolls, tractor washes, and any other of its own operating expenses.



INSURANCE

     In January 1998, Transportation Services Company and Roxanne Pixler loaned the Company a total of $25,000 to establish a captive insurance program. The Company initiated offering automobile truck liability insurance coverages to other transportation companies as well as its own, in order to take advantage of a projected underwriting profit potential of being a member of a captive insurance program period. This program was discontinued in early December 2000 due to higher risk losses which resulted in program losses much higher than anticipated.

OPERATING STRATEGY

         Our operating strategy is to focus on providing a high level of transportation logistics and employee leasing services to a diverse customer base ensuring consistent, controlled and profitable growth.

         The management of Logistics Management Resources Inc. is dedicated to building a top provider of Logistics and Employee Solutions. Economies of scale and successful systems integration will provide higher returns going forward. Experience has taught management that acquisitions that increase revenue but hurt the bottom line have no place in our future or in our operations. It is our commitment that any acquisition will result in a company that is stronger, better positioned in the market place and ultimately, more profitable.

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

OPERATIONS

         Subsequent to the year end 2000 related to the acquisition of Trans-logistics on March 30, 2001, the Company's transportation operations are headquartered in Tampa, Florida where all of the transportation sales are coordinated from, where all of the back-room functions are performed including customer service, billing, division accounting and collections. In addition the transportation operations has a facility in Atlanta, Georgia where that groups driver records, safety and regional marketing are handled. The transportation group also has several agent locations through out the United States that operate as exclusive partners with our transportation company.

         Upon the completion of the acquisition of America's PEO, it is the intention of the Company to maintain the employee leasing headquarters in Cherry Hill, New Jersey where all of the marketing, accounting, billing, collections, insurance negotiations and other functions relating to that wholly owned subsidiary will take place from.



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

     Although we currently have an adequate number of drivers, there can be no assurance that we will not be affected by a shortage of qualified drivers in the future. Significant driver turnover is a problem within the industry as a whole. In addition, the trucking industry is experiencing a diminished workforce of qualified drivers. As a result, we must compete with other transportation service companies for the available drivers. We anticipate that the intense competition for qualified drivers in the trucking industry will continue but are confident that by growing an agent program we can stay on top of the driver turn over curve.

INSURANCE AND SAFETY

     Our safety department is responsible for training and supervising personnel to keep safety awareness at its highest level. We have implemented an active safety and loss prevention program at our transportation headquarters which is implemented at all of the company's agent locations. The emphasis on safety begins in the hiring and continues in orientation, safety training, and drug testing.

     Our safety and loss prevention program is comprised of the ongoing education, training and retraining of drivers regarding safe vehicle operation, loading and unloading procedures, and accident reporting. It also includes random drug testing. The program is overseen by our Director Safety.

     We have implemented a written disciplinary system for all drivers operating under our operating authority. Pursuant to this system, disciplinary action ranges from written warnings to immediate termination depending on the frequency and severity of the offense. The most serious offenses include violations of local, state or federal regulations while on duty, unauthorized use of equipment, willful or negligent damage of equipment or property or injury to another person, carrying, possessing or being under the influence of intoxicants or narcotics while on duty or on our premises, possession of firearms or other lethal weapons while on duty or while on our premises and other similar offenses. Our Director of Safety continuously monitors driver performance and makes recommendations to our executive officers regarding employment and retention of drivers.

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

COMPETITION

     The trucking industry is highly competitive and fragmented. We compete primarily with other brokerage and logistics transportation companies such as CH Robinson and Landstar for the solicitation, control and management of outsorced freight. Although the general effect of deregulation of the trucking industry during the 1980's created substantial downward pressure on the industry's rate structure, we believe that competition for the freight transported by us is based primarily on quality of service, such as just-in-time performance, and, to a lesser degree, on freight rates. There are a number of other logistics companies which have substantially greater financial resources and may manage more equipment or carry a larger volume of freight than we do. Our primary emphasis is service, especially to its core carrier customers, rather than price alone. However, the industry in which we operate is extremely price sensitive and we are responsive to competitive price pressures.

REGULATORY ISSUES

Transportation

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

Employee Leasing

Seventeen states provide for some form of licensing, registration, or regulation for PEO's. Many states recognize PEO's as the employer or co-employer or worksite employees for purposes of workers' compensation and state unemployment insurance taxes.

EMPLOYEES

     We employ 16 company employees all of which are operations or administrative responsible for safety, billing, accounting, collections and dispatch. None of our employees are represented by a collective bargaining unit and we have never experienced a work stoppage. We believe that our relations with our employees is good.


ITEM 2.   DESCRIPTION OF PROPERTY.

         All of our offices are leased. Our executive office is located in Louisville, Kentucky where the overall management of Logistics Management Resources Inc. takes place. The lease, which expires during 2002 covers approximately 1600 square feet of leased space and provides for monthly lease payment of $2100. We believe that this facility is adequate for our present needs.

         We also maintain the following other office, terminal and warehouse locations:

            Location                             Description
            --------                             -----------

    Wisconsin Rapids,Wisconsin          A 3,000 square foot office, a 9,800
                                        square foot warehouse, and a four bay
                                        repair shop leased to the Company for
                                        $6,500 per month. The Company is
                                        investigating sub-leasing this Property
                                        or of having this property placed on The market for sale. This facility is owned by The Huff Grandchildren Trust and Dan Pixler.

    Tampa, Florida                      A 2,200 square foot facility that is
                                        administrative space for Trans-logistics is leased for approximately $3,000 per month and is on a three year lease expiring during 2004.


         We also have agent offices in Georgia, New Jersey and Kentucky.



ITEM 3.  LEGAL PROCEEDINGS.


         CIT Group/Equipment Financing, Inc. sued us and certain other parties in the Superior Court of N.J., Law Division Union County, Docket No. UNN-L-3556-00 on July 17, 2000 for return of six tractors formerly used in the business of American Intermodal Services, Inc., some of the operations of which Gulf Northern Transport took over in Spring of 2000. We denied we ever received the tractors. A default judgement was granted in November 2001 against all defendants in the amount of $384,599.89. We understand that certain of the tractors have since been recovered by CIT. We deny that CIT had jurisdiction over us in the New Jersey court wherein the lawsuit was brought and that the judgment is therefore invalid.

         Emergent Capital, L.P. filed suit against us in U.S. District Ct., Southern District of N.Y. on September 20, 2000. The suit claimed that Emergent was owed $300,000 in penalties for the failure to register certain shares for resale which Emergent purchased in September 1999. We dispute that the agreement reached between the parties provides for registration penalties. The suit is still in the discovery stage. See "BUSINESS-SAFETY AND INSURANCE."

         On November 28, 2000 the Company, its subsidiaries and certain affiliates entered into a Restructure Agreement (the "Agreement") with GE Capital Corporation ("GECC") restructuring the balance of the Company's obligations to GECC in connection with its accounts receivable line of credit and with GE Capital Commercial Equipment Funding in connection with an equipment loan. The respective loan balances have been consolidated into a single Term Note with a principal balance of $22,235,000, which amount is expected to be substantially reduced by the sale of subsidiary accounts receivable and equipment collateralizing the loans. The loan is to be repaid over a three year term with a five year amortization schedule and a balloon payment on December 1, 2003 of the balance. The note bears interest at the 30-day dealer placed commercial paper rate (as published in the Wall Street Journal), plus 4.5%. Interest for the first year will be accrued and applied to the principal balance.

         Under the Agreement the Company is required to pay to GECC 1.50% the gross revenues from its trucking business and 50% the gross revenues from non-trucking business towards payment of the Note, which amounts will be applied to the amortization payments. Additionally, 3.50% net income before taxes from the Company's businesses must be paid on a quarterly basis in repayment of the Note, along with certain payments in the event of a profitable sale of a Company owned business. The Note is secured by the Company's assets and by guarantees of various affiliates of the Company.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.


                                            PART II


ITEM 5.  MARKET PRICES AND DIVIDENDS.

      Our common stock trades in the over-the-counter market, under the symbol "LMRI". There were no quotations for the common stock during the last three years until after the closing of the reverse acquisition



             Quarter Ended                   High Bid     Low Bid
             --------------                  --------     -------



             March 31, 1999                  $5.68        $3.00
             June 30, 1999                   $3.75        $2.31
             September 30, 1999              $4.72        $2.625
             December 31, 1999               $4.56        $2.50
             March 31, 2000                  $3.56        $2.06
             June 30, 2000                   $4.43        $1.37
             September 30, 2000              $2.50        $0.27
             December 31, 2000               $0.51        $0.03



     As of April 16, 2001, we had 325 shareholders of record. This does not include shareholders who hold stock in their accounts at broker/dealers.

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



GENERAL

         The Company's predecessor, U.S. Trucking, Inc. was established in January of 1997 by combining under U.S. Trucking-Nevada the operations of Gulf Northern Transport, a mid-to-long-haul truckload carrier and Mencor, Inc. a third party logistics (brokerage) company. During 1999, we acquired Prostar, Inc. (a brokerage company) and merged Mencor, Inc. into Prostar, Inc.

         During 1999 U.S. Trucking, Inc.'s operating results were driven by the results of the truckload business of its operating subsidiary, Gulf Northern Transport, Inc., our Captive auto liability insurance program, it's brokerage operations (ProStar Inc.), implementation of an agent program, and the purchase of a intermodal line of business. The Company reported substantial losses in 2000 and a profit in 1999.

         On January 1, 2000, U.S. Trucking, Inc. had two operating subsidiaries Gulf Northern Transport, Inc. and Prostar, Inc.. Gulf Northern Transport, Inc. operated divisions pertaining to long to medium haul truckload, agent truckload, container (intermodal) and agent container. Prostar, Inc. operated a third party transportation brokerage division. In addition, U.S. Trucking, Inc. sponsored a captive insurance program for its own truckload and container divisions as well as insurance pertaining to third party trucking companies.

On February 7, 2000, U.S. Trucking, Inc. entered into a merger agreement to acquire Checkmate Truck Brokerage, Inc. and Maverick truck Brokerage, Inc. for a purchase price of $6,137,472. Under the terms of the agreement, the purchase price consisted of 385,000 shares of common stock that were values at $1,203,125 and $500,000 payable to principals. In addition, $500,000 was to be placed in escrow pending the outcome of an acquisition review of the assets and liabilities. Further the contract included a stock adjustment agreement whereby the issuance of the common stock included in the agreement was to be adjusted pending the outcome of certain performance parameters. Upon review of this transaction, no additional shares were issued to the principals. $2,606,125 of goodwill was recorded from the transaction. An allocation of the purchase price follows:



         Assets
         Accounts receivable                         $3,311,143
         Transportation and other equipment             220,204
         Goodwill                                     2,606,125
         Total                                       $6,137,472


         Liabilities assumed and equity
         Liabilities assumed                         $3,962,688
         Liabilities to sellers                         971,659
         Common Stock                                 1,203,125

         Total                                       $6,137,472



On January 1, 2000, U.S. Trucking effected an agreement with Carolina Global Services Inc. to be the master agent for the container division of Gulf Northern Transport Inc., Carolina Global was to be a related party in that 90% was to be owned by Logistics Management LLC and 10% by Rick Kelly. Logistics Management is owned 50% by Danny Pixler and 50% by the Huff Grandchildren's Trust. Mr. Kelly was a former officer of the company. Even though a master agent agreement was executed the ownership of Carolina Global was never finalized. The required documents were never signed or executed. Carolina Global Services ceased operations when Mr. Kelly left the company as an employee in September 2000.

On January 1, 2000, U.S. trucking also effected an agreement with One-Way Logistics, Inc. to be the master agent for the truckload division and to be the payroll administrator for Gulf Northern Transport, Inc. One-Way Logistics was also to be a related party in the same manner as Carolina Global Services, Inc.. Similar to that transaction, a master agency agreement was signed but the ownership was never completed because the proper documents were never executed. One-Way Logistics ceased operations when Mr. Kelly left the company as an employee in September 2000.

On December 31, 1999, all revenue producing depreciable assets were sold to One-Way Logistics, Inc. By doing this, U.S. trucking, Inc. converted the truckload division into a variable margin operation in that fixed costs obligations related to equipment were transferred to One-Way Logistics. But because of interference related to an interim management agreement between U.S. Trucking and Professional Transportation Group and negotiations related to a forthcoming merger between the two companies, the operations of the truckload division suffered substantially. By June 2000, management determined that One-Way Logistics would not be able to satisfy its obligations related to the equipment and the transaction was rescinded. In addition, the decision was also made to discontinue operations related to the agency agreement with One-Way Logistics and the truckload division.
Due to cash flow problems related to delinquent carrier payables, Prostar, Inc. suffered a significant loss of its customer base by mid year 2000. Because of the inability to obtain third party trucking companies to transport freight, substantial damage was done to the Company's operations. Also, compounding the problem was the resignation of a principal in September 2000. By mid October management decided to discontinue this operation.

In regards to UST Logistics, Inc. d/b/a Checkmate Truck Brokerage Inc. and Maverick Truck Brokerage Inc., conflicting management issues between the parent company's officers and the operating company's principals caused U.S. Trucking, Inc. to suffer substantial loss of reputation with third party truck lines and customers. Because of this situation significant losses were generated by the third quarter of 2000. Management was forced to discontinue the operations on October 22, 2000.

On November 30, 2000, four of the Registrants operating subsidiaries, Gulf Northern Transport, Inc., Prostar, Inc., UST Logistics, Inc. and Mencor, Inc. (the "petitioning subsidiaries") filed a Voluntary Petition under Chapter 11 of the Bankruptcy Code (the "petition") with the United States Bankruptcy Court, Middle District of Florida, Jacksonville Division. As of this date, no plan of reorganization has been filed by the registrant's subsidiaries, however, a trustee has been appointed. On December 1, 2000, U.S. Trucking, Inc. issued a press release in which it announced: (i) the filing of the Petition, and (ii) the signing of an agreement with its primary lender for repayment of any deficiencies, which may be left after liquidation of the collateral. The agreement provides for payment of the deficiency over three years, including payments based upon a fixed percentage of the Company's ongoing revenue. The accompanying financial statements contain adjustments resulting from the bankruptcies based upon management's best estimates as to the recoverability of assets and obligations for liabilities incurred.



RESULTS OF OPERATIONS

     During the year 2000, U.S. Trucking, Inc. suffered substantial losses due to operating losses and discontinued operations. The company was unable to obtain enough adequate information from the bankrupt operating subsidiaries to prepare a true comparison of the operating results for the year ended December 31, 2000 and December 31, 1999. The company was able to have financial statements generated for the parent company. The Statement of Operations prepared for the year ended December 31, 2000 is primarily parent company transactions. Included in the parent company financial statements is a loss provision of approximately $9.6 million related to debt incurred by the subsidiaries and guaranteed by the parent.

         Net income decreased fro a net income of $107 thousand for the year ended December 31, 1999 to a net loss of $38.2 million for the year ended 2000. The primary reasons for the decrease were the losses generated fro discontinued operations of the four bankrupt operating subsidiaries and losses generated from the parent company from the discontinuance of the captive insurance program and an increase in general and administrative expenses as well as an increase in interest and penalties related to debt obligations.

Liquidity and Capital Resources

         The Company's working capital position has deteriorated from a positive $1,367,418 as of December 31, 1999 to a negative amount approximately equal to ($17,125,218) as of December 31, 2000. This reversal has been primarily caused by the discontinued operations of all four subsidiaries and loses at the parent level primarily caused by losses in the captive insurance company and selling general & administrative expenses combined with interest and fees related to the Company's debt.

         In addition, there is a liability in the amount of $8,681,000.00 shown on the balance sheet, which represents the Company's estimated liability to the primary lender to the Company's subsidiaries. The shortfall could be more or less than the $8,681,000.00 estimate depending on the success of the Bankruptcy Trustee handling the collection of subsidiary assets.

         The Company's net worth has decreased from $13,095,102 as of December 31, 1999 to a negative ($17,174,243) as of December 31, 2000. The primary reasons for this reversal being the same as the reasons mentioned above related to the decrease in working capital.

         In summary, the Company's lack of liquidity and the lack of profitable operating assets means that the Company will be required to raise capital in order to remain a going concern. There can be no assurance that the Company will be able to obtain the capital necessary to continue operations.





FINAL PARAGRAPH IN ITEM 6

DUE TO TIMING ISSUES AND THE LIMITED ACCESS TO DOCUMENTS AND RECORDS OR THE BANKRUPT SUBSIDIARIES MANAGEMENT FEELS THAT SOME DISCLOSURE ISSUES MAY HAVE BEEN INADVERTENTLY OMITED. THEREFORE, IT MAY BECOME NECESSARY FOR THE COMPANY TO AMEND THIS FILING AT A FUTURE DATE.



ITEM 7.  FINANCIAL STATEMENTS.

     The Report of Independent Public Accountants appears at page F-1 and the Financial Statements and Notes to Financial Statements appear at pages F-2 through F-10 hereof.

                       Logistics Resource Management, Inc.

                           F.T.A. U.S. Trucking, Inc.

                              Financial Statements

                                December 31, 2000

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                        Index to the Financial Statements
                                December 31, 2000





                                                              Page



Independent Auditors' Report............................         F-1

Financial Statements

     Balance Sheet......................................         F-2

     Statement of Operations............................         F-3

     Statement of Stockholders' Equity..................         F-4

     Statement of Cash Flows............................         F-5

     Notes to the Financial Statements..................         F-6 - F-10

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Logistics Management Resources, Inc.


We were engaged to audit the accompanying balance sheet of Logistics Management Resources, Inc. as of December 31, 2000 and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.

We were unable to obtain sufficient financial information relating to the Company and its former subsidiaries during the brief tenure of our appointment as auditors and associated time constraints. We were unable to satisfy ourselves about the completeness of the transactions recorded within the financial statements by means of other auditing procedures.

Because of the constraints described in the preceding paragraph, we were unable to satisfy ourselves that all appropriate transactions have been properly accounted for in the accompanying financial statements. The scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the financial statements referred to in the first paragraph.

                         ROSENBERG RICH BAKER BERMAN & COMPANY, CPAS P.C.




                         /s/ Rosenberg Rich Baker Berman & Company, CPAS P.C.



Bridgewater, New Jersey
April 14, 2001

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                                  Balance Sheet
                                December 31, 2000

           Assets

Property and equipment, at cost, less accumulated depreciation of $244            $        975

           Total Assets                                                                    975
                                                                                  =============

           Liabilities and Stockholders' Equity

Current Liabilities
     Cash overdraft                                                                     29,688
     Accrued expenses                                                                  228,930
     Accrued interest                                                                1,474,100
     Loans payable                                                                   2,356,500
     Convertible debentures                                                          4,405,000
     Estimated guarantee obligations                                                 9,681,000

           Total Current Liabilities                                                18,175,218


Stockholders' Equity
     Preferred stock, no par value; (10,000,000 shares authorized)
       Series A (199,000 shares outstanding)                                                76
       Series B (2,000 shares outstanding)                                           2,000,000
       Series C (50,000 shares outstanding)                                             15,000
       Series D (950 shares outstanding)                                               950,000
       Series E (2,300 shares outstanding)                                           2,300,000
     Common stock, no par value; 75,000,000 shares authorized,                      12,462,991
       31,839,039 shares issued and  outstanding
     Additional paid-in capital                                                      3,605,580
     Retained (deficit)                                                           (39,507,890)

           Total Stockholders' Equity (Impairment)                                (18,174,243)

           Total Liabilities and Stockholders' Equity                             $        975
                                                                                  =============



                                      F-2



                     See notes to the financial statements.




                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                             Statement of Operations
                          Year Ended December 31, 2000




     Discontinued Operations:                                                                $   (38,205,215)
          Loss from operations disposed of (net of income tax effect of $0)

          Estimated loss on disposal of discontinued operations,
          including provision for operating losses
          (net of income tax benefit of $0 )                                                                0


              Net Loss                                                                       $   (38,205,215)



     Net Loss Per Share                                                                      $         (1.83)




                                      F-3






                     See notes to the financial statements.






                                                  Logistics Management Resources, Inc.
                                                       F.T.A. U.S. Trucking, Inc.
                                                    Statement of Shareholders' Equity
                                                      Year Ended December 31, 2000






                                         Total                Common Stock           Preferred Shares Series A
                                     --------------   ----------------------------  ----------------------------
                                                         No Par
                                                         Value                       Number of
                                                         Shares         Amount         Shares         Amount
                                                      ------------   -------------  ------------   -------------
Opening Balances at
January 1, 2000                    $     13,095,102      8,844,461 $     6,445,199       999,000  $          762

Issuance of Common Stock
     Checkmate Acquisition                1,203,125        385,000       1,203,125             -               -

Series A Preferred Stock
     exchanged for common stock                   -      9,000,000             686      (900,000)           (686)

Conversion of debentures for
     common stock                         4,695,000     13,097,724       4,695,000             -               -

Issuance of common stock for
     convertible debenture interest         118,981        511,854         118,981             -               -

Default of Subscription
     Receivable                             906,788              -               -             -               -

Net change in other
     comprehensive income                    11,976              -               -             -               -

Net loss                                (38,205,215)             -               -             -               -
                                     --------------   ------------   -------------  ------------   -------------
Ending Balances at                 $    (18,174,243)    31,839,039 $    12,462,991        99,000  $           76
December 31, 2000
                                     ==============   ============   =============  ============   =============



                                   Preferred Shares Series B   Preferred Shares Series C    Preferred Shares Series D
                                   --------------------------  --------------------------   --------------------------

                                     Number                      Number                       Number
                                   of Shares       Amount       of Shares      Amount        of Shares       Amount
Opening Balances at                ----------   -------------  -----------  -------------   -----------   --------------
January 1, 2000
                                        2,000 $     2,000,000       50,000 $       15,000          950  $      950,000
Issuance of Common Stock
     Checkmate Acquisition
                                            -               -            -              -            -               -
Series A Preferred Stock
     exchanged for common stock
                                            -               -            -              -            -               -
Conversion of debentures for
     common stock
                                            -               -            -              -            -               -
Issuance of common stock for
     convertible debenture interest
                                            -               -            -              -            -               -
Default of Subscription
     Receivable
                                            -               -            -              -            -               -
Net change in other
     comprehensive income
                                            -               -            -              -            -               -
Net loss
                                            -               -            -              -            -               -
Ending Balances at                 ----------   -------------  -----------  -------------   ----------   -------------
December 31, 2000                       2,000 $     2,000,000       50,000 $       15,000          950  $      950,000
                                   ==========   =============  ===========  =============   ==========   =============


                                    Preferred Shares Series E
                                   ---------------------------  Additional                         Compre-
                                     Number of                     Paid in       Accumulated        hensive       Subscription
                                       Shares        Amount        Capital         Deficit          Income         Receivable
Opening Balances at                -------------  ------------- -------------   -------------   ---------------  --------------
January 1, 2000
                                          2,300 $    2,300,000 $    3,605,580  $   (1,302,675)  $       (11,976)  $    (906,788)
Issuance of Common Stock
     Checkmate Acquisition
                                              -              -              -               -                 -               -
Series A Preferred Stock
     exchanged for common stock
                                              -              -              -               -                 -               -
Conversion of debentures for
     common stock
                                              -              -              -               -                 -               -
Issuance of common stock for
     convertible debenture interest
                                              -              -              -               -                 -               -
Default of Subscription
     Receivable
                                              -              -              -               -                 -         906,788
Net change in other
     comprehensive income
                                              -              -              -               -            11,976               -
Net loss
                                              -              -              -     (37,205,215)                -               -
Ending Balances at                 ------------  -------------  -------------   -------------   ---------------  --------------
December 31, 2000                         2,300 $    2,300,000 $    3,605,580  $  (38,507,890) $              - $             -
                                   ============  =============  =============   =============   ===============  ==============




                                      F-4




                     See notes to the financial statements.




                                                    Logistics Management Resources, Inc.
                                                       F.T.A. U.S. Trucking, Inc.
                                                         Statement of Cash Flows
                                                      Year Ended December 31, 2000



Cash Flows From Operating Activities
     Net (Loss)                                                                                          $      (38,205,215)
Adjustments to Reconcile Net (Loss) to Net Cash Used in Operating Activities
   Issuance of common stock for Checkmate acquisition                                                             1,203,125
     Conversion of debentures for common stock                                                                    4,695,000
     Issuance of common stock for convertible debenture interest                                                    118,981
     Default of subscription receivable                                                                             906,788
     Net change in other comprehensive income                                                                        11,976
                                                                                                           ----------------
         Net Cash Used By Operating Activities                                                                  (31,269,345)
                                                                                                           ----------------

Cash Flows From Investing Activities
   Disposition of assets resulting from bankruptcy of subsidiaries and termination of
       auto insurance business, net of associated indebtedness                                                   17,575,626
                                                                                                           ----------------
   Net Cash Provided by Investing Activities                                                                     17,575,626
                                                                                                           ----------------

Cash flows from financing activities
   Increase in convertible debentures                                                                             2,955,000
   Increase in estimated guarantee obligations                                                                    9,681,000
                                                                                                           ----------------
       Net cash provided by investing activities                                                                 12,636,000
                                                                                                           ----------------

Net decrease in cash                                                                                             (1,057,719)
Cash at beginning of year                                                                                         1,057,719
                                                                                                           ----------------
Cash at end of year                                                                                      $                0
                                                                                                           ================

                     See notes to the financial statements.

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                        Notes to the Financial Statements

Note 1   - General and Summary of Significant Accounting Policies


(A) Nature of Business

On September 8, 1998, U. S. Trucking, Inc., a Nevada corporation (U. S. Trucking
- Nevada), was acquired by North Dancer Corporation (Northern Dancer), a nonoperating public shell corporation, through the exchange of 100% of the issued and outstanding shares of Northern Dancer's common stock for approximately 96% of the outstanding shares of U. S. Trucking - Nevada's common stock. Northern Dancer's legal name was changed to U. S. Trucking, Inc. (U. S. Trucking). The acquisition is considered to be a capital transaction, in substance equivalent to the issuance of stock by U. S. Trucking - Nevada for the net monetary assets of Northern Dancer, accompanied by a recapitalization of U.
S. Trucking - Nevada.

U. S. Trucking - Nevada was formed by U. S. Transportation Systems, Inc. (USTS) as a wholly owned subsidiary. As part of the transaction to acquire Gulf Northern, 25% of the U. S. Trucking - Nevada's common stock was transferred to Gulf Northern's parent (Logistics Management, LLC). The remaining 75% was conveyed to Logistics Management, LLC during 1998.

On February 1, 2001 the Company changed its name to Logistics Management Resources, Inc. (LMRI).

Corporate headquarters are located in Louisville, Kentucky.

On November 29, 2000, UST Logistics, Inc., Mencor, Inc., Prostar, Inc. and Gulf Northern Transport, Inc., LMRI's four operating subsidiaries, filed a petition for dissolution under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Middle District of Florida, Jacksonville Division. The cases have been consolidated by the court. The lead case is In The Matter of Gulf Northern Transport, Inc.; docket number 99- 9224-3F1.

Prior to December 31, 2000 the Company terminated it's auto liability insurance business.

(B) Basis of Presentation

The accompanying balance sheet and related statements of operations, stockholders' equity and cash flows include the financial activities of LMRI. Financial activities of former subsidiaries and the Company's terminated auto liability insurance business are included in discontinued operations.

(C) Net Income per Common Share

Basic net income per share is computed on the basis of the weighted average number of common shares outstanding during each period. Diluted net income per share is calculated by combining weighted average number of common shares outstanding and potentially dilutive common shares equivalents.

(D) Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with maturities of six months or less to be cash equivalents for financial statement purposes.

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                        Notes to the Financial Statements

Note 1   - General and Summary of Significant Accounting Policies (Continued)

(E) Depreciation

Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives.

(F) Income Taxes

The Company files a consolidated Federal income tax return with its wholly owned subsidiaries.

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future federal income taxes.

(G) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(H) Concentrations of Business and Credit Risk

At times throughout the year, the Company may maintain certain bank accounts in excess of FDIC insured limits.

Note 2 - Equipment at cost, less accumulated depreciation consists of the following:


                                                             December 31,
                                                                 2000
                                                           -----------------
       Equipment                                          $            1,219
       Less accumulated depreciation and amortization                   (244)
                                                           -----------------
         Total                                            $              975
                                                           =================

               Depreciation expense charged to operations was $244 in 2000.

Note 3   -   Convertible Debentures

During 1999 and 2000, the Company issued $9,100,000 of 10% convertible debentures due May 31, 2002.

The holders of the debentures are entitled, at their option, to convert at any time, all or any part of the principal amount of the debentures plus accrued interest.

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                        Notes to the Financial Statements

Note 3   - Convertible Debentures (Continued)


The price per share of Common Stock into which the debentures are convertible is the higher of $1.50 or the lower of 80% of the average closing bid price of the Common Stock quoted on the OTC Bulletin Board for three trading days preceding the conversion date or $2.37 per share. In no event will the conversion price be less than $1.50 per share.

The Company has retired $4,695,000 of debentures through December 31, 2000 and has issued 13,097,724 shares in connection therewith. The Company is in default as to its obligations pursuant to the convertible debentures at December 31, 2000.

Note 4   - Preferred Stock

Series A Preferred Stock/Stock Exchange Agreement - On February 1, 1999, the Company entered into three stock exchange agreements whereby a total of 9,990,000 shares of Common Stock were exchanged for 999,000 of Series A
Preferred Stock. The value of the shares was determined to be $762 and such amount was deducted from additional paid-in capital. Each share of Series A Preferred Stock is entitled to ten votes and will vote together with the holders of the Common Stock. Pursuant to this agreement, each share of Series A Preferred Stock may be exchanged for ten shares of Common Stock as follows: one fifth of the shares upon LMRI reporting revenues of $31 million or more for any fiscal year or shorter period in a report filed on Form 10-KSB or any appropriate Securities and Exchange Commission filing; an additional one-fifth if revenues are at or above $41 million; an additional one-fifth if revenues are at or above $51 million; an additional one-fifth if revenues are at or above $61 million and the balance if revenues are at or above $71 million.

Based upon the revenues previously reported by the Company 40%, of the Series A Preferred Stock are eligible to be exchanged for Common Stock.

During 2000, 900,000 of Series A preferred shares were exchanged for 9,000,000 common shares.

Series B  Convertible  Preferred  Stock - During  1999 LMRI sold  $2,000,000  of
Series B Convertible Preferred Stock and issued 2,000 shares. The Company incurred $185,000 of issuance costs that were deducted from additional paid-in capital. Shares of Series B Convertible Preferred Stock are convertible into shares of Common Stock based upon the stated value of $1,000 per share of Preferred Stock divided by the conversion price on the date of conversion. Holders of Series B Convertible Preferred Stock may elect to convert their shares commencing on the earlier of October 28, 1999 or the occurrence of any merger, tender offer, or redemption event.

The conversion price is equal to 90% of the average closing bid price for the ten consecutive trading days immediately preceding the conversion date, not to exceed $2.59 per share. Holders of Series B Preferred Stock are entitled to receive a dividend of 12% annually. No dividends were declared as of December 31, 2000.

There are also provisions in the security, which allow the holders to redeem their shares upon the occurrence of certain events including the inability of LMRI to issue free trading common stock to the holders because the shares have not been registered under the Securities Act.

The Series B shareholders have no voting rights.

Series C Convertible Preferred Stock - During 1999, LMRI issued 50,000 shares of Series C Convertible Preferred Stock to existing related party shareholders in exchange for their guaranteeing LMRI's debt incurred under the revolving credit agreement. The shares were valued for financial statement purposes at $.30 per share. Logistics Management Resources, Inc. F.T.A. U.S. Trucking, Inc. Notes to the Financial Statements

Note 4 - Preferred Stock (Continued)

Each share of Series C Convertible Preferred Stock entitles the holder to one hundred votes and votes together with the holders of Common Stock. The holders of Series C Preferred Stock have no liquidation rights and no rights to dividends. The Series C Preferred Stock is not redeemable.

Series D Convertible Preferred Stock - During 1999, LMRI sold $950,000 of Series D Convertible Preferred shares and issued 950 shares. The Company incurred
$150,000 of issuance costs that were deducted from additional paid-in capital. Shares of Series D Convertible Preferred Stock are convertible into shares of common stock based on the stated value of $1,000 per share of preferred stock dividend by the conversion price on the conversion date. Holders of the Series D Convertible Preferred Stock may elect to convert their shares commencing the earlier of January 8, 2000 or the occurrence of a merger, tender offer, or redemption event.

Holders of Series D Convertible Preferred Stock are entitled to receive a dividend of 12% annually. No dividends have been declared. In addition, the holders of Series D Convertible Preferred Stock have no voting rights.

Series E  Convertible  Preferred  Stock -During  1999,  LMRI sold  $2,300,000 of
Series E Convertible Preferred Stock and issued 2,300 shares. The Company incurred $282,900 of issuance costs that were deducted from additional paid-in capital. Shares of Series E Convertible Preferred Stock are convertible into shares of Common Stock based upon the stated value of $1,000 per share of preferred stock divided by the conversion price on the conversion date. Holders of the Series E Convertible Preferred Stock may elect to convert their shares commencing on the earlier of March 9, 2000, or the occurrence of a merger, tender offer, or redemption event. The conversion price is $3.18 per share. Series E Convertible Preferred Stock has no voting rights and are entitled to receive a dividend of 12% annually. No dividends have been declared.

The Company has not been able to determine the adverse consequences, if any, flowing from the rights of preferred stockholders as a result of the bankruptcy filings of its subsidiaries.

Note 5 - Estimated Guarantee Obligations

The Company remains liable as a guarantor on certain notes, capital leases, operating leases, payroll tax obligations, employee medical benefits, and other expenses, as well as unfunded liabilities to its terminated auto insurance business which, net of amounts to be realized, is estimated by management to be $9,681,000.

There is no assurance that this liability will not be greater or that the Company will be able to negotiate satisfactory repayment terms with these (and possibly other) creditors.

Note 6 - Contingent Liability

On November  28,  2000 the  Company,  its  subsidiaries  and certain  affiliates entered into a Restructure Agreement (the "Agreement") with GE Capital Corporation ("GECC") restructuring the balance of the Company's obligations to GECC in connection with its accounts receivable line of credit and with GE
Capital Commercial Equipment Funding in connection with an equipment loan. The respective loan balances have been consolidated into a single Term Note with a principal balance of $22,235,000, which amount is expected to be substantially reduced by the sale of subsidiary accounts receivable and equipment collateralizing the loans. The loan is to be repaid over a three year term with a five year amortization schedule and a balloon payment on December 1, 2003 of the balance. The note bears interest at the 30-day dealer placed commercial paper rate (as published in the Wall Street Journal), plus 4.5%. Interest for the first year will be accrued and applied to the principal balance.

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                        Notes to the Financial Statements

Note 6 - Contingent Liability (Continued)

Under the Agreement the Company is required to pay to GECC 1.50% the gross revenues from its trucking business and 50% the gross revenues from non-trucking business towards payment of the Note, which amounts will be applied to the amortization payments. Additionally, 3.50% net income before taxes from the Company's businesses must be paid on a quarterly basis in repayment of the Note, along with certain payments in the event of a profitable sale of a Company owned business.

The Note is secured by the Company's assets and by guarantees of various affiliates of the Company.

Management has provided for a liability, net of proceeds from accounts receivable and collateralized equipment of, $5,300,000 in Estimated Guarantee Obligations.

There is no assurance that the Company will not be engaged in future litigation incidental to its ownership of its bankrupt subsidiaries and terminated auto liability insurance business.

Note 7 - Subsequent Events

On February 1, 2001 the Company's shareholders voted in favor of a reverse stock split of the Company's issued and outstanding shares of stock on a 1 for 100 basis. The record date for the reverse split was February 12, 2001.

On March 14, 2001 the Company obtained a written formal commitment from Hutchinson Investments Ltd. to provide financing in the amount of $20,000,000.

On March 30, 2001 the Company secured a working capital facility in the amount of $1,000,000 as well as a $1,000,000 equity investment.

On March 30, 2001 the Company completed its acquisition of Trans-Logistics, Inc., based in Tampa, Florida. The transaction is valued at approximately $1,000,000 including cash, stock and earn-out provisions.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company engaged Rosenberg Rich Baker Berman & Company of Bridgewater, New Jersey as its auditors effective March 19, 2001replacing the firm of PRA & Co., PLLC of Garden City, New York. There were no disagreements with the previous accounting firm.

     There were no changes in or disagreements with accountants on accounting and financial disclosure required to be reported.






                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND OFFICERS

     Our Directors and Executive Officers are as follows:

NAME                    AGE      POSITIONS HELD
----                    ---      --------------

Danny L. Pixler         52       President, CEO and Director

John Ragland            35       Chief Financial Officer


Michele Brown           35       Secretary


     There is no family relationship between any Director or Executive Officer of U.S. Trucking, Inc.


     Set forth below, the names of our directors are as follows:


NAME                    AGE

Danny L. Pixler         52       Chairman of the Board




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


     JOHN RAGLAND has served as our Chief Financial Officer since September 8, 1998. He has served as the Controller of Gulf Northern since June 1996, and as Secretary-Treasurer since June 1998. He has also served as the Chief Financial Officer and Treasurer of U.S. Trucking-Nevada since May 1998. From May 1996 until October 1996, he served as Chief Financial Officer of United Acquisition Corp. II, a company formed to acquire companies in the trucking business. From August 1994 until June 1996 he was the Controller of the North
American Trucking Association, a trade group, and he was also the Controller of All-Risk Services, an insurance agency, during the same period. From 1991 to July 1994, he was a staff accountant with Watkins, Buckles & Travis, Certified Public Accountants.

    MICELE BROWN has served as the Company's Executive Administrator and Assistant to the Chairman since June 1996.

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


                           Summary Compensation Table



                                             Long-term Compensation
                                             Awards         Payouts
                                             ------------------------
                                                     Securi-
                      Annual Compensation            ties
                     ---------------------  Re-      Underly-        All
                                   Other    strict-  ing             Other
Name and                           Annual   ed       Options/  LTIP  Com-
Principal                          Compen-  Stock    SARs      Pay-  pensa-
Position     Year  Salary   Bonus  sation   Award(s) (Number)  outs  tion
----------   ----  -------- -----  -------  -------- --------  ----- ------
Danny L.     200,000 $111,394(1)--  $6,000(2) --          --       --    -- Pixler,     1999  $105,000  --    $6,000(2)   --
250,000    --    --
President 1998  $105,000  --    $6,000(2)   --     100,000    --    --

             1997  $105,000  --    $6,000(2)   --       --       --    --

--------------

(1) Since the filing of the bankruptcies of the Company's four operating subsidiaries on November 29, 2000, Mr. Pixler has deferred all salaries and has accrued $38,556.00 from the Company. (2) Represents $500 per month car allowance.

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

STOCK OPTION PLAN


         The Stock Option Plan allows the Board to grant stock options from time to time to employees, officers, directors and consultants of U.S. Trucking. The board has the power to determine at the time that the option is granted whether the option will be an incentive stock option, an option which qualifies under
Section 422 of the Internal Revenue Code of 1986, or an option which is not an incentive stock option. Vesting provisions are determined by the board at the time options are granted. The option price for any incentive stock option will be no less than the fair market value of the common stock on the date the option is granted, while other options may be granted at any exercise price.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of April 13, 2001, the stock ownership of each person known by us to be the beneficial owner of five percent or more of the our common stock, all directors individually and all directors and executive officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                                  Per-
                                                  centage
                                  Amount of       of Class
Name and Address of               Beneficial      Prior
Beneficial owner                  Ownership       to Sales
-------------------               ----------      --------
Principal Shareholders
 and Management:
----------------------

Logistics Management,
 L.L.C. (1) (2)                     91,058         2.8%
10602 Timberwood Circle #9
Louisville, KY  40223

Danny L. Pixler                  3,225,000(2)      1.4%
1004 Crooked Oak Road
Summerville SC  29485

The Huff Grandchildren
Trust (2)(4)                       45,529(2)       1.4%
10602 Timberwood Circle #9
Louisville, KY  40223

W. Anthony Huff                    78,000         32.3%
10602 Timberwood Circle #9
Louisville, KY  40223

All Directors and Executive       6,450,000(3)    60.3%
Officers as a Group                        (4)
(3 Persons)

----------------

* Less than 1%.

(1) Logistics Management, L.L.C. is 50% owned jointly by Danny and Roxanne Pixler, the wife of Danny L. Pixler, and 50% owned by Association Services, Inc., which is 100% owned by the Huff Grandchildren's Trust.


(3) Represents a 50% beneficial interest in the shares held by Logistics Management, LLC and options to purchase 350,000 shares of Common Stock. Does not include 25,000 shares of Series C Preferred Stock held by Danny Pixler which carry 2,500,000 votes and represents 30.2% of the shares entitled to vote..

(4) Represents a 50% beneficial interest in the shares held by Logistics Management, L.L.C. and options to purchase 350,000 shares of Common Stock. Does not include 25,000 shares of Series C Preferred Stock held by Huff Grandchildren's Trust which carry 2,500,000 votes, of which Mr. Huff is co-trustee and represents 30.2% of the shares entitled to vote..

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

In June 2000 Logistics Management, LLC was allowed to convert its 900,000 shares of Series A Preferred Stock into 9.0 million shares of common stock in consideration of various guarantees it had made on the our debt obligation of various guarantees it had made on our debt obligations.


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


 10.17 Price Adjustment Agreement Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K dated February 7, 2000

 10.18    Guaranty Agreement           Incorporated herein by reference
          with Southtrust Bank, N.A.   to Exhibit 3.8 to the Company's
                                       Form     10-KSB for the year ended
                                                December 31, 2000.

 10.19    Bill of Sale, Promissory      Incorporated herein by reference
          Note & Security Agreement     to Exhibit 3.8 to the Company's
          with One-Way Logistics        Form 10-KSB for the year ended

 10.20    Promissory Notes from         Incorporated herein by reference
          Transit Financial Services,   to Exhibit 3.8 to the Company's
          Inc.                          Form 10-KSB for the year ended

 10.21    Restructure Agreement         Incorporated by reference to
          with General Electric         Exhibit 99.2 to the Company's
          Capital Corporation           Form 8-K filed December 5, 2000


 21       Subsidiaries of the           Incorporated herein by reference
          Registrant                    to Exhibit 3.8 to the Company's
                                        Form 10-KSB for the year ended

 10.23   Amendment No. 2 1998           Filed herewith electronically
         Stock Option Plan
 23.2     Consent of Bianculli,         Incorporated herein by reference
          Pascale & Co. P.C.            to Exhibit 3.8 to the Company's
                                        Form 10-KSB for the year ended

     (b)  REPORTS ON FORM 8-K.  None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 U.S. TRUCKING, INC.



Dated: April 18, 2001              By:    /s/ Danny Pixler
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

      SIGNATURE                     TITLE                       DATE

/s/ Danny L. Pixler
-----------------------     President (Chief Executive       April 18, 2001
Danny L. Pixler             Officer) and Director


/s/ W. Anthony Huff
-----------------------     Executive Vice President         April 18, 2001
W. Anthony Huff             and Director

/s/ John Ragland
-----------------------     Chief Financial and              April 18, 2001
John Ragland                Accounting Officer