Form 10-K/A
period 2000-12-31
LOGISTICS MANAGEMENT RESOURCES INC
filed 2001-05-17
CIK 820408

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

                           Commission File No. 33-9640-LA

                        Logistics Management Resources, Inc.
                 --------------------------------------------
                 Name of Small Business Issuer in its Charter

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The Issuer's revenues for the most recent fiscal year were $61,853,800.

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of May 9, 2001 3,969,876 shares of the Registrant's Common Stock were issued and outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $2,381,925.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One:)  Yes [ ]    No [X]

DESCRIPTION OF BUSINESS

GENERAL

     Logistics Management Resources, Inc. is a holding company engaged in the business of acquiring and managing transportation logistics and employee leasing companies. Our principal business is to provide for the transportation needs of clients through "Total Logistics Management". This includes managing a client's domestic and international trucking, load matching, consolidation and warehousing. We are also planing to engage in a series of acquisitions in the field of employee lease services. These services include supplying temporary workers possessing a wide variety of skills to both large and small businesses while assuming many of the costs and functions of an employer for a fee. Employee lease services are widely used in the transportation industry and we feel the dual industry approach will provide increased flexibility in the overall services provided as well as enhance our revenue streams.

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

         HISTORY AND DEVELOPMENT OF LOGISTICS MANAGEMENT RESOURCES INC.

     Logistics Management Resources Inc., formerly U.S. Trucking, Inc. (OTCBB:USTK), a Colorado corporation, was incorporated in Colorado under the name Northern Dancer, Inc. in January 1987 for the purpose of acquiring an operating company. It completed a small public offering in 1988. In September 1998 it completed a reverse acquisition of Logistics Management Resources Inc., formerly U.S. Trucking, Inc. a Nevada corporation that had two operating subsidiaries which it had acquired in early 1997 just after is was incorporated.

     In February of 2001, the Board of Directors and shareholders approved the change of the name from U.S. Trucking, Inc. to Logistics Management Resources. Inc. The shareholders also voted in favor of a reverse split of the common stock on a 1 for 100 basis which was affected through the Company's transfer agent with a record date of February 12, 2001. Our new symbol "LMRI" became effective on February 12, 2001 and was considered a milestone in the restructuring of the company and reflected the new focus and corporate structure.

     Formed in 1997, U.S. Trucking, Inc. operated as a holding company in the business of acquiring and operating asset based mid to long haul trucking companies. From 1997 through 2000, it completed nine separate acquisitions. During that time, gross annual revenues grew from approximately $17 million to more than $61 million.

     In the summer of 2000, we received outside advice from several consulting firms retained to analyze our problems relating to the integration of past acquisitions and our multiple information systems. The findings made by the consulting firms were that during the eleven months of 2000, our operating subsidiaries had suffered substantial losses due to several factors including:

     o    The overall slowdown in the US economy.
     o    The extraordinary increases in fuel prices.
     o The more than expected expenses of consolidation resulting from acquisitions.
     o    The   expense   of   underutilized   equipment   resulting   from  the
          acquisitions.
     o    The inadequacy and multitude of non-integrated information systems.

     Facing substantial losses, we made the decision to close the unprofitable operating subsidiaries. On November 30, 2000, the operating subsidiaries which included Gulf Northern Transport, Inc., ProStar, Inc., Mencor, Inc., and UST Logistics, Inc. filed for Chapter 11 protection in Jacksonville, Florida. The publicly traded company did not file and is currently implanting its new business model consisting of a two industry and two-revenue stream approach.

         We completed the acquisition of Trans-logistics, Inc., a non-asset based transportation logistics company headquartered in Tampa, Florida as of January 1, 2001. Trans-logistics is a wholly owned subsidiary of Logistics Management Resources Inc. with annual revenues expected to exceed $10 million.

         On March 30, 2001, we purchased all of the issued and outstanding stock of Trans-logistics, Inc. a Florida corporation as of January 1, 2001. We purchased one hundred percent of Trans-logistics issued and outstanding common stock at the price of $80,000, plus, four times Trans-logistics' gross brokerage commissions for the period of October 1, 2001 to December 31, 2001, plus, any accounts receivable (after adjusting for accounts payable) less any payments by us for the assumption of liabilities with Atech Commercial Corp. in excess of $120,000. The consideration shall be paid by the transfer of $40,000 in cash, 18,000 shares of our common stock (which must be registered for sale on or before June 30, 2001), equal to the gross brokerage commission for those respective quarters and the balance of the purchase price shall be paid after an audit of Trans-logistics for the 2001 fiscal year and paid in shares of our common stock

     We signed a letter of intent to acquire one of the nation's leading employee leasing companies, America's PEO, Inc. headquartered in Cherry Hill, New Jersey on April 10, 2001. The intended acquisition is expected to close during the second quarter of 2001. The purchase will include America's affiliates, Omni Financial Services, National Labor Force, Inc., Western America Labor Force, Inc., National Labor Force I, Inc., American Labor Force, Inc. and American Labor Services, Inc. Projected annual sales of the combined entities are expected to exceed $155 million.



The Industries

TRANSPORTATION

     A report jointly issued by The U.S. Department of Transportation's Bureau of Transportation Statistics (BTS) and The U.S. Department of Commerce's Bureau of Economic Analysis (BEA) shows that transportation services contributed $378 billion to the national economy in 1996, the last year for which figures are available.

     Trucking is still the dominant form of freight transportation. More than 80% of money spent on domestic freight transportation is spent on trucking. The expression, "if it is in your home, it was on a truck at some point in time", still holds true. Few other modes of transportation (air, rail or sea) can complete a shipment without a truck becoming involved. NAFTA and the growth of Canada and Mexico as trading partners have fueled the trucking industry's entry into International trade.

     The current trend of Fortune 500 companies is to outsource functions that are not core competencies. This means that private fleets are decreasing and transportation services are being contracted out to specialized firms. As the trend away from private fleets continues, there is tremendous opportunity for growth for companies that provide these services on an "out to bid" basis.

     Traditionally, trucking has been an asset-based business; which is to say that the company owned the trucks and employed the drivers. This exposed the companies to interest rate fluctuations, volatile fuel costs and massive amounts of equipment debt. The trend is currently moving away from this form of ownership as even the larger asset-based carriers are relying more and more on leased equipment and owner operators. Wall Street has looked favorably on asset-based companies that have expanded their businesses into other areas such as non-asset based logistics management.

     Logistics management companies do not bear many of the risks that traditional asset-based carriers do, since they act more as a manager/broker for their clients. These companies contract to manage the needs of their clients and then contract out various functions to different specialty firms.

     The economic environment for the trucking industry over the last year has not been good. Truck tonnage year over year is down 10%. Two factors are mainly to blame: a severe slowdown in the U.S. economy and higher fuel costs. These factors have resulted in lower earnings per share for many companies and stock prices have suffered accordingly. Many smaller firms have been unable to remain profitable and have filed for bankruptcy. This has eased somewhat.

     In his latest comments, Jeffrey A. Kauffman, trucking industry analyst for Merrill Lynch, indicates that he expects this weakness to continue through 2001. He points out, however, that the only two times we have seen this level of deterioration since 1980 was in 1982 and 1990 when freight stocks outperformed the S&P 400 by up to 50 percentage points over the next 18-36 months. Overall, he is bullish on the transportation sector going forward.

EMPLOYEE LEASING

     According to Dun & Bradstreet there are 1,242 public and private companies that provide employee-leasing services. These firms generate approximately $15 billion in annual revenues. These numbers are expected to grow as more and more companies look to employee leasing as the answer to their staffing problems. From accounting to high tech to warehouse operations, employee leasing is becoming an ever more popular solution to staffing needs. Employee leasing firms like Robert Half and Administaff are experiencing annual revenue growth in excess of 50%. The market continues to expand, as does the opportunity in this business segment.

     o The employee leasing industry generates in excess of $15 billion dollars a year.

     o The recent financial reports from some of the leaders in the field indicate annual growth rates of top line revenues in excess of 50%. For example, TTC, Illinois, a private company that serves mainly the transportation industry was founded in 1988 and now enjoys gross sales of approximately $625 million.

     o The fast changing economy requires companies to be more flexible with regard to staffing. This creates tremendous opportunity to companies that can provide interim workers.

     o According to a survey commissioned by the industry's national association, 75% of the jobs that existed in 2000 did not exist in 1990.

     o Professional Employer Organizations are becoming more and more popular for a number of reasons including:


     (a) They take on many of the administrative duties related to human resources that can bog down the management of a small to medium sized business and allow management to focus on providing better service to clients.

     (b) Economies of scale make insurance and employee benefit plans (an ever growing portion of business's overhead) much more affordable.




TRANSPORTATION BROKERAGE SERVICES

     We offer transportation logistics services through our wholly-owned subsidiary Trans-logistics, Inc. a Tampa, Florida based transportation logistics provider which was acquired as of January 1, 2001. Trans-logistics provides return hauls for common carriers and corporations transporting their own goods which have completed their initial delivery as well as providing load-matching services to carriers throughout the United States. For this service we receive the difference between the amount we pay the returning carrier or shipper to affect the move, and the amount we receive from the shipper for services rendered. In addition to the margin spread the burden of most of the insurance cost fall upon the user of our services.

AGENT PROGRAM

     Since the inception, we have operated an agency program and expect to revive this program through our wholly-owned subsidiary, Trans-logistics. The agency program is essentially a cooperative for smaller truckload carriers whereby Trans-logistics permits these carriers to operate under its operating authority as an exclusive agent. The agent provides its customers and business. Trans-logistics bills the agent carrier's customers and collects the revenues for these shipments. Trans-logistics in substance acts as an application service provider for its agents by affording the agents access to Trans-logistics information technologies and back room services. In addition, the agents receive economies of scale by participating in the purchase of certain overhead and other items, such as lower cost of fuel and insurance. Trans-logistics also provides the agent with liability insurance coverage and certain administrative services such as human resource administration, safety and risk management, Department of Transportation compliance, billing and collecting receivables. By freeing the agents from administrative tasks, they are able to focus on growing their businesses. Trans-logistics has signed on several agents since its acquisition.


INSURANCE

     Transportation Services Company and Roxann Pixler loaned the Company a total of $50,000 in January of 1998 to establish a captive insurance program. At that time we initiated offering auto liability insurance coverage to third party trucking companies as well as our own operations. We felt the program would provide lower insurance cost and provide a profit. The program proved to be successful until 2000 when the Company experienced an unusually high level of accidents and cargo loss associated primarily with the container operation. It was decided to discontinue the program in early December of 2000.


OPERATING STRATEGY

     Our business strategy is to establish LMRI as a leader and preferred provider of high-quality, cost-effective transportation, logistics and employee leasing services on a national basis.

     We are dedicated to building an industry leader in the fields of Logistics and Employee Solutions. The investment banking community has generally looked favorably on companies that are true non-asset based organizations and the current trend towards consolidation in the transportation industry has received a positive response from the analysts. Economies of scale and successful systems integration will provide higher returns going forward. Experience has taught management that acquisitions that increase revenue but hurt the bottom line have no place in our future or in our operations. It is our commitment that any acquisition will result in a company that is stronger, better-positioned in the market place and, ultimately, more profitable.

     We believe our operating strategy positions us to capitalize on evolving trends in the transportation industry. In particular the increase in world trade provides unlimited opportunities in the intermodal segment and the need to provide full logistical services to multi level customers seeking to reduce cost through outsourcing which affords us unlimited opportunities in the brokerage logistics segment as well as in the employee leasing segment.

         Key elements of our strategy include the following:

     o   Deliver Superior Customer Service and Add Value.
     o   Utilize Available Technology and Modern Equipment.
     o   Attract and Retain Highly Skilled and Incentivised Employees.

     We intend to continue to invest in modern technology, to expand marketing capabilities and to improve operating efficiencies through acquisitions, strategic alliances and required capital expenditures. In implementing this plan, we believe we will increase our market shares in both selected industry segments, while obtaining greater control over the quality, availability and cost of services, and improve operating margins and returns to shareholders.

ACQUISITION STRATEGY

     We are currently in discussions with several potential acquisition candidates, all of which are subject to the completion of definitive agreements and due diligence. Completion of these deals would enhance the Company's ability to apply for listing on the NASDAQ National Market. This move is highly desirable as it greatly improves liquidity for the Company's stock.

     We intend using a combination of stock, incentive stock options, cash, debt and equity securities to facilitate our acquisition and expansion plans. No assurance can be given that we will be able to effect this strategy.


MARKETING

     Our marketing strategy is to create outstanding "Brand Name" recognition in both of our targeted industry segments.

     We intend to market our services on a national and inter-national basis utilizing senior management in key sales roles.

     We plan to emphasize our commitment to the highest levels of service, flexibility, responsiveness, analytical planning and information possible that positions the company to serve its customers ever-changing demands.

     We plan to maintain a strong commitment to expanding our relationships with existing customers. Customer patterns are monitored daily, allowing us flexibility in responding rapidly to the varying service demands of our customers.



OPERATIONS

      Our transportation operations are headquartered in Tampa, Florida. All of the transportation functions are coordinated from the Tampa location including customer service, safety, agent recruiting, billing, division accounting and collections. The transportation group also has several agent locations through out the United States that operate as exclusive partners with our transportation company and plans on growing that business segment.

         Upon the completion of the acquisition of America's PEO, Inc. we intend to maintain the employee leasing headquarters in Cherry Hill, New Jersey where all of the marketing, accounting, billing, collections, insurance negotiations and other functions relating to that wholly owned subsidiary will take place.


DRIVERS and EMPLOYEES

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

     Although we currently have an adequate number of drivers, there can be no assurance that we will not be affected by a shortage of qualified drivers in the future. Significant driver turnover is a problem within the industry as a whole. In addition, the trucking industry is experiencing a diminished workforce of qualified drivers. As a result, we must compete with other transportation service companies for the available drivers. We anticipate that the intense competition for qualified drivers in the trucking industry will continue but are confident that by growing an agent program we can stay on top of the driver turnover curve.

    We manage 55 tractor-trailer combinations under our agent program. We employee 16 persons all of whom are in sales, recruiting, billing, collections, dispatch, accounting and/or other administrative positions. None of our employees are represented by a labor union. We believe our relationship with our employees is good.


SAFETY

     We are committed to ensuring that the Company has safe drivers in our agent and independent contractor operations. We have an activesafety and loss prevention program in place. The emphasis on safety begins in the hiring and continues in orientation, safety training and drug testing.

     Our safety and loss prevention program is comprised of the ongoing education, training and retraining of drivers regarding safe vehicle operation, loading and unloading procedures and accident reporting. It also includes random drug testing. The program is overseen by our Director of Safety.

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




FUEL

     Motor carrier service is dependent upon the availability of diesel fuel. We have not experienced any difficulty in maintaining fuel supplies sufficient to support our operations. Historically, we have been able to pass on a portion of fuel price increases to our customers. Nevertheless, shortages of fuel, increases in fuel prices or fuel tax rates or rationing of petroleum products could have a material adverse effect on our operations and profitability.


COMPETITION

Transportation:

     The trucking industry is highly competitive and fragmented. We compete primarily with other medium to long-haul, temperature-controlled and dry truckload carriers, logistics/brokerage companies, internal shipping conducted by existing and potential customers and, to a lesser extent, railroads and air transportation. Our major competitors include C.H. Robinson and Landstar. Although the general effect of deregulation of the trucking industry during the

1980's created substantial downward pressure on the industry's rate structure, we believe that competition for the freight transported by us is based primarily on quality of service, such as just-in-time performance, and, to a lesser degree, on freight rates. There are a number of other logistics companies which have substantially greater financial resources, manage more equipment or carry a larger volume of freight than we do. We also compete with other motor carriers in hiring qualified drivers. Our primary emphasis is service, especially to its core carrier customers, rather than price alone. However, the industry in which we operate is extremely price sensitive and we are responsive to competitive price pressures.

Employee Leasing:

     The employee leasing industry is highly competitive. Quality as well as a reputation for excellent customer service is crucial in establishing an adequate, consistent customer base.

     Management has identified the following as major competitors in the employee-leasing segment which we plan on entering in the very near future:

        o    TTC
        o    Robert Half
        o    Administaff
        o    Accustaff


REGULATION

Transportation:

    Historically, the Interstate Commerce Commission ("ICC") and various state agencies regulated truckload carriers' rights, accounting systems, rates and charges, safety, mergers and acquisitions, periodic financial reporting and other matters. In 1995, the passage of federal legislation preempted, in many respects, state regulation of prices, rates, and services of motor carriers and eliminated the ICC. Several ICC functions were transferred to the DOT, and will be administered by the Surface Transportation Board, but a lack of implementing regulations to date currently prevents us from assessing the full impact of this action. Generally, the trucking industry and legislative changes that can have a material effect on operations.

         Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Such matters as weight and dimensions of equipment are also subject to federal and state regulation. In 1988, the DOT began requiring national commercial drivers' licenses for interstate truck drivers.

         Our motor carrier operations are also subject to federal and state environmental laws and regulations, including laws and regulation dealing with the transportation of hazardous materials and other environmental matters. Specifically, the U.S. Environmental Protection Agency ("EPA") requires motor carrier operators to obtain a Certificate of Registration in order to transport hazardous materials. The Company has initiated programs to comply with all applicable environmental regulations.

         We believe, we are currently in material compliance with applicable laws and regulations and that the cost of compliance has not materially affected results of operations.


PROPERTY

     All of our offices are leased. Our executive office is located in Louisville, Kentucky, where the overall management of Logistics Management Resources Inc. takes place. The lease, which expires during 2002 covers approximately 1600 square feet of leased space and provides for monthly lease payment of $2100.

     In addition we have lease obligations on the following properties:

            Location                             Description
            --------                             -----------

    Wisconsin Rapids, Wisconsin         A 3,000 square foot office, a 9,800
                                        square foot warehouse, with a four bay
                                        repair shop leased to the Company for
                                        $6,500 per month. The Company is
                                        investigating sub-leasing this Property
                                        or of having this property placed on the market for sale. This facility is owned by The Huff Trust and Dan Pixler.








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

     We believe that these facilities are adequate for our present needs.



LITIGATION

     CIT Group/Equipment Financing, Inc. sued us and certain other parties in the Superior Court of NJ, Law Division Union County, Docket No. UNN-L-3556-00 on July 7, 2000 for the return of six tractors formerly used in the business of American Intermodal Services, Inc., some of which Gulf Northern Transport took over in the spring of 2000. We denied ever receiving the tractors. A default judgment was granted in November of 2001 against all defendants in the amount of $384,599.89. We believe that certain of these tractors have since been recovered, We believe the court in the action had no jurisdiction over LMRI and that the judgment is therefore invalid.

     Emergent Capital, L.P. filed suit against us in U.S. District Court, Southern District of New York on September 20, 2000. The suit claimed that Emergent Capital was owed $300,000 in penalties for the failure to register certain shares for resale which Emergent purchased in September of 1999. We dispute that the agreement reached between the parties provides for registration penalties. The suit is still in the discovery stage.

     GE Capital Corporation, the Company its subsidiaries and certain affiliates entered into a Restructure Agreement on November 28, 2000. The agreement between the Company and GE Capital Corporation relates to the balance of our obligations to GECC in connection with its accounts receivable line of credit and with GE Capital Commercial Equipment Funding in connection with an equipment loan. The respective loan balances have been consolidated into a single Term Note with a principal balance of $22,235,000, which said amount is expected to be substantially reduce by the collection of receivables, the sale of subsidiary accounts receivable and equipment collateralizing the loans. The loan is to be repaid over a three-year term with a five-year amortization schedule and a balloon payment on December 1, 2003 of the balance. The note bears interest at the 30-day dealer placed commercial paper rate (as published in the Wall street Journal), plus 4.5%. Interest for the first year will be accrued and applied to the principle balance.

     Under the Agreement we are required to pay GECC 1.5% of the gross revenues from our trucking business segment and 5% of the gross revenues from our non-trucking segments to be applied toward payment of the Note, which amounts will be applied to the amortization payments. Additionally, 35% of the net income before taxes from our businesses must be paid on a quarterly basis in repayment of the Note, along with certain payment in the event of a profitable sales of a Company owned business. The Note is secured by the assets and by guarantees of various affiliates.


SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

MARKET PRICES AND DIVIDENDS

     Our common stock trades in the over-the-counter market, under the symbol "LMRI". There were no quotations for the common stock during the last three years until after the closing of the reverse acquisition.



             Quarter Ended                   High Bid     Low Bid
             --------------                  --------     -------
             March 31, 1999                  $5.68        $3.00
             June 30, 1999                   $3.75        $2.31
             September 30, 1999              $4.72        $2.62
             December 31, 1999               $4.56        $2.50

             March 31, 2000                  $3.56        $2.06
             June 30, 2000                   $4.43        $1.37
             September 30, 2000              $2.50        $ .27
             December 31, 2000               $ .51        $ .03



     As of April 13, 2001, there were approximately 325 shareholders of record. This does not include shareholders who hold stock in their accounts at broker dealers.

     We intend to retain any future earnings for the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon a number of factors, including earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors. In addition, the terms of our restructure agreement with GE Capital restrict our ability to declare or pay dividends.


MANAGEMENT'S DISCUSSION AND ANALYST OF FINANCIAL CONDITION AND RESULTS OF OPERATTIONS


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

     Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many which are beyond our control. When used in this Annual Report, the words "estimates", "projects", and "expects" and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in the forward-looking information will be realized.

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


GENERAL

     The Company, formerly U.S. Trucking, Inc., was established in January of 1997 by combining under US Trucking-Nevada the operations of Gulf Northern Transport, a mid-to-long-haul truckload carrier and Mencor, Inc. a third party logistics (brokerage) company. We completed the acquisitions of ProStar Inc., and Fulmer Transport, Inc. during 1999 as well as establishing a container operation and combining the operations of Mencor, Inc. into ProStar, Inc.


     During 1999, our operating results were driven by the results of the truckload business of its operating subsidiary, Gulf Northern Transport, Inc., the captive auto liability insurance program, the brokerage operations (ProStar Inc.), the implementation of an agent program, and the purchase of an intermodal line of business. We reported substantial losses as compared to a profit in 1999.

     On January 1, 2000, the Company had two operating subsidiaries Gulf Northern Transport, Inc. and Prostar, Inc. Gulf Northern Transport, Inc. operated divisions pertaining to long haul and medium haul truckload, agent truckload, container (intermodal) and agent container business. Prostar, Inc. operated a third party transportation brokerage division. In addition, U.S. Trucking, Inc. sponsored a captive insurance program for its own truckload and container divisions as well as offering auto liability coverage to third party trucking companies.

     On February 7, 2000, U.S. Trucking, Inc. acquired Checkmate Truck Brokerage, Inc. and Maverick Truck Brokerage, Inc. for a purchase price of $2,429,782. Under the terms of the agreement, the purchase price consisted of 385,000 shares of common stock that were valued at $1,203,125 and $500,000 payable to the principals. In addition, $500,000 was to be placed in escrow pending the outcome of an acquisition review of the assets and liabilities. Further, the contract included a stock adjustment agreement whereby the issuance of the common stock included in the agreement was to be adjusted pending the outcome of certain performance parameters, $2,429,782 was recorded for the transaction. An allocation of the purchase price follows:



Assets
Accounts receivable                                         $3,311,143
Transportation and other equipment                             220,204
Goodwill                                                     2,429,782
Total                                                       $5,961,129


Liabilities assumed and equity
Liabilities assumed                                         $3,962,688
Liabilities to sellers                                         971,659
Common Stock                                                 1,203,125

Total                                                       $5,961,129


     In May 1999, U.S. Trucking acquired all of the outstanding common stock of Prostar, Inc. and in September 1999, U.S. Trucking acquired certain assets and liabilities of Fulmer Transport, Inc.

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

     We determined that it was not practical to commence audits of the acquired companies immediately upon the contractual signing of the acquisition agreements and it was management's intention to commence the audit procedures during the 2000 year. We engaged our auditors to perform the required audits during the third quarter of 2000.

     Due to the deteriorated relationship with the principals of Fulmer, the auditors were prohibited from completing their assignment and the principals have refused any discussion in this regard. Accordingly, it is not possible to complete the required audit for Fulmer at this time and present the proper financial statements.

     The Company's management believed it had the information necessary to complete the audit of Prostar, but its current financial condition has prevented it from currently completing this requirement.

     On January 1, 2000, we effected an agreement with Carolina Global Services Inc. to be the master agent for the container division of Gulf Northern Transport Inc. Carolina Global was to be a related party in that 90% was to be owned by Logistics Management, LLC and 10% by Rick Kelly. Logistics Management is owned 50% by Danny Pixler and 50% by the Huff Grandchildren's Trust. Mr.Kelly was a former officer of the Company. Even though a master agent agreement was executed, the ownership of Carolina global was never transferred. Carolina Global Services ceased operations upon Mr. Kelly's resignation from the company in September 2000.

     On January 1, 2000, we effected an agreement with One-Way Logistics, Inc. to be the master agent for the truckload division and to be the payroll administrator for Gulf Northern Transport, Inc. One-Way Logistics was also to be a related party in the same manner as Carolina Global Services, Inc. A master agency agreement was signed but the ownership was never transferred. One-Way Logistics ceased operations upon Mr.Kelly's resignation from the company in September 2000.


     On December 31, 1999, all of the Company's revenue producing depreciable assets were sold to One-Way Logistics, Inc. By doing this, we converted the truckload division into a variable margin operation in that fixed costs obligations related to equipment were transferred to One-Way Logistics. But because of interference related to an interim management agreement between us and Professional Transportation Group and negotiations related to a forthcoming merger between the two companies, the operations of the truckload division suffered substantially. By June 2000, management determined that One-Way Logistics would not be able to satisfy its obligations related to the equipment and the transaction was rescinded. The decision was also made to discontinue operations related to the agency agreement with One-Way Logistics and the truckload division.

     Due to cash flow problems related to delinquent carrier payables, Prostar, Inc. suffered a significant loss of customer base by mid-year 2000. Because of the inability to obtain third party trucking companies to transport freight, substantial damage was done to the Company's operations. Compounding the problem was the resignation of a co-founder of ProStar in September of 2000. By mid October the Company was forced to discontinue the operations of Prostar, Inc.

     In regards to UST Logistics, Inc., d/b/a Checkmate Truck Brokerage Inc. and Maverick Truck Brokerage Inc., conflicting management issues between the parent company's officers and the operating company's co-founders, the Company suffered substantial loss of reputation with third party truck lines and customers. Because of this situation, significant losses were generated by the third quarter of 2000. The Company decided to discontinue the operations of UST Logistics in late October of 2000.

     On November 30, 2000, four of the Registrant's operating subsidiaries, Gulf Northern Transport, Inc., Prostar, Inc., UST Logistics, Inc. and Mencor, Inc. filed a Voluntary Petition under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court, Middle District of Florida, Jacksonville Division. As of this date, no plan of reorganization has been filed by the registrant's subsidiaries. However, a trustee has been appointed. On December 1, 2000 the Company issued a press release in which it announced: (i) the filing of the Petition and (ii) the signing of an agreement with its primary lender for repayment of any deficiencies, which may be left after liquidation of the collateral. The agreement provides for payment of the deficiency over three years, including payments based upon a fixed percentage of our ongoing revenue. The accompanying financial statements contain adjustments resulting from the bankruptcies based upon management's best estimates as to the recoverability of assets and obligations for liabilities incurred.

RESULTS OF OPERATIONS

         During the year ended December 31, 2000, we suffered substantial losses from the operations and from discontinued operations. We were unable to obtain adequate information from the bankrupt subsidiaries to prepare true comparisons of the operating results for the year ended December 31, 2000 and December 31, 1999. We were able to complete the financial statements for the parent company. The statement of operations prepared for the year ended December 31, 2000 is primarily the parent company's transactions. Included in the parent financial statements is a loss provision of approximately $13.18 million which relates to the debt incurred by the subsidiaries and which is guaranteed by the parent.

         Net income decreased from a net income of $107 thousand for the year ended December 31, 1999 to a net loss of $41.07 million for the year ended 2000. The primary causes for this decrease was the losses generated from the discontinued operations and losses generated from the parent company from the discontinuance of the captive insurance program, the increase in general and administrative expenses as well as steep increases in interest and penalties related to debt obligations.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital position deteriorated from a positive $1,367,418 as of December 31, 1999 to a negative position of approximately ($20,002,465) million as of December 31, 2000. This dramatic reversal was primarily caused by the discontinued operations of four subsidiaries and losses at the parent level which were primarily caused by the losses in the captive insurance program, increases in general & administrative expenses and steep increases in interest and penalties related to debt obligations.

         In addition, there is a liability of approximately $11,273,324 shown on the balance sheet, which represents our estimated liability to GE Capital Corporation. The estimated shortfall could be more or less $11,273,324 depending on the collection success of Phoenix of Jacksonville, Florida and the ultimate sale of other assets including tractors and trailers.

         Our net worth decreased from $13,095,102 as of December 31, 1999 to a negative ($22,380,894) as of December 31, 2000. The primary reasons for the this reversal is the same as the reasons detailed above as related to decrease in working capital.

         In summary, the lack of liquidity and the lack of profitable operating assets means we will be required to raise capital in order to remain a going concern. There can be no assurance that we will be able to obtain the necessary capital to continue operations.

INFLATION

         Inflation, except as it relates to the cost of fuel, has not had a material effect on our operations. If inflation increases, we will attempt to increase rates to offset its increased expenses. No assurances can be given. However, that we will be able to adequately increase its prices in response to inflation.

FINANCIAL STATEMENTS


CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We engaged Rosenberg Rich Baker Berman & Company of Bridgewater, New Jersey as our auditors effective March 19, 2001, to audit the 2000 financials replacing the firm of PRA & Company, PLLC of Garden City, New York. The Company had no disagreements on accounting or financial disclosure with PRA & Company, PLLC.


DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their ages as of May 10, 2001 are as follows:


NAME                    AGE      POSITIONS HELD
----                    ---      --------------

Danny L. Pixler         53       President, CEO

John Ragland            35       Chief Financial Officer



         The directors of the Company and their ages as of May 10, 2001 are as follows:

NAME                          AGE        POSITIONS HELD
----                          ---        --------------

Danny L. Pixler               53         Chairman and Director


         There is no family relationship between any Director or Executive Officer of Logistics Management Resources Inc.

SET FORTH BELOW ARE OUR EXECUTIVE OFFICERS AND OUR BOARD OF DIRECTORS

     DANNY L.PIXLER has served as our President, CEO and a Director of the Company since September 8, 1998, when we completed the acquisition of U.S. Trucking-Nevada. He has served as President, Secretary and Treasurer of U.S. Trucking-Nevada since February 1997, and as a director since May 1998.

         Mr. Pixler served as Vice President of Mencor Inc. from March 1994 until July 1998 when he became its President. He has served as President, CEO and director of Gulf Northern since March 1995. From January 1993 until April 1994, he served as President of Joseph Land Group, a transportation company with annual sales of approximately $130 million. From 1989 until 1992, he served as President of Apple Lines, Inc., a truckload refrigerated carrier with annual revenues exceeding $16 million. From 1983 until 1988, Mr. Pixler served as the Executive Vice President and General Manager of DFC Transportation, a wholly-owned subsidiary of Dean Foods, Inc., with annualized sales of approximately $60 million.


     JOHN RAGLAND has served as the Chief Financial Officer since September 8, 1998. He served as the Controller of Gulf Northern since June 1996 and as Secretary-Treasurer since June 1998. He also served as the Chief Financial Officer and Treasurer of U.S. Trucking-Nevada since May 1998. From May 1996 until October 1996, he served as Chief Financial Officer of United Acquisition Corp. II, a company formed to acquire companies in the trucking industry. From August 1994 until June 1996, he was the Chief Financial Officer of the North American Trucking Association, a trade group, and was the Chief Financial Officer of All-Risk Services, an insurance agency, during the same period. Mr. Ragland was a staff accountant with Watkins, Buckles & Travis, Certified Public Accountants from 1991 to 1994.


     Our Directors hold office until the next annual meeting of the Board of Directors. We have an agreement with MR. Pixler whereby the company is required to to elect and retain Mr. Pixler as a member of the Board of Directors as long as he is a guarantor as to any Logistics Management Resources Inc., subsidiary or affiliated debt. There are no other arrangements or understandings between any director or executive officer and any other person pursuant to which any of the above-named executive officers or directors or nominees was selected as an officer or director or nominee for director.




EXECUTIVE COMPENSATION

     The following tables set forth information regarding executive compensation for our President and Chief Executive Officer for the years ended December 31, 2000, 1999, 1998, and 1997.

                                    Summary Compensation Table
                                                                   Long Term
                                                                   Compensation
                                   Year     Compensation (3)        Awards(2)
                                   ----    -----------------        ---------


Danny L Pixler
Chairman of the Board
And Chief Executive Officer         1997       105,000               ------
                                    1998       105,000               ------
                                    1999       105,000               250,000(2)
                                    2000       111,394  (3)(5)       ------



(1) Bonuses for each year include amounts earned for that year, even if paid in the subsequent year, and excludes bonuses paid during that year but earned for a prior year.

(2) All figures in this column reflect options to purchase shares of Common Stock at an exercise price of $.30 with an expiration date of April 27, 2004.

(3) Does not reflect an agreement with the Company to provide a new automobile at our expense every three years or provide an automobile allowance not to exceed $500 per month plus all vehicle expenses incurred for business use during the term of Mr. Pixler's employment agreement.

(4) Co-founder Anthony Huff has options to purchase 250,000 shares of Common Stock at an exercise price of $.30 with an expiration date of April 27, 2004.

(5) Mr. Pixler has not been compensated since November 30, 2000, the date of the bankruptcy filings. His earnings to date through November 30, 2000 was $96,923. We are accruing $14,471 of earnings due for the year 2000 and $46,410 earned and due for the period of January 1, 2001 through May 11, 2001.


EMPLOYMENT AGREEMENTS

Pixler Agreement

     We entered into a five-year employment agreement with Danny L. Pixler commencing September 9, 1998 and terminating September8, 2003. The agreement provides for an annual base salary of $105,000 with annual increases of not less than 3%. In addition, the agreement provides for health insurance coverage for Mr. Pixler and his dependents. The agreement also provides that Mr. Pixler will receive a new car every three years and all vehicle expenses incurred on the Company's business or an auto allowance not to exceed $550 per month. Mr. Pixler's employment terminates upon his death and can be terminated by the Company for cause.

Other Employment Agreements

    We entered into a three-year employment agreement with John Ragland, the company's Chief Financial Officer commencing September 9, 1998 and terminating on September 9, 2001.The agreement provides for an annual salary of $75,000 with annual increases of not less than 3%. In addition the agreement provides that Mr. Ragland will receive all vehicle or travel expenses incurred on our behalf and will receive health coverage on himself and dependents. Mr. Pixler's employment terminates upon his death and can be terminated by the Company for cause.

STOCK OPTION PLAN

     During September 1998, the Board of Directors adopted the stock option plan of U.S. Trucking-Nevada as the Company's Stock Option Plan, and we assumed the obligations represented by 1,500,000 options which were already outstanding. These options have an exercise price of $0.30. The plan authorizes the issuance of options or grants to purchase up to 5,000,000 shares of our common stock. An additional 500,000 options have been granted under the plan at an exercise price of $3.00.

     The Plan allows the Board to grant stock options from time to time to employees, officers, directors and consultants of Logistics Management Resources, Inc. The board has the power to determine at the time that the option is granted whether the option will be an incentive stock option, an option which qualifies under Section 422 of the Internal Revenue Code of 1986, or an option which is not an incentive stock option. Vesting provisions are determined by the board at the time options are granted. The option price for any incentive stock option will be no less than the fair market value of the common stock on the date the option is granted, while other options may be granted at any exercise price.

     Options granted under the plan with an exercise price less than the fair market value on the date of grant will require us to record an expense upon the grant of options equal to the difference between the market value of the option shares and the exercise price of the options. Generally, there will be no federal income tax consequences to us in connection with incentive stock options granted under the plan. With regard to options that are not incentive stock options, we will ordinarily be entitled to deductions for income tax purposes of the amount that option holders report as ordinary income upon the exercise of such options, in the year such income is reported.


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of May 15, 2001, the stock ownership of each person known by us to be the beneficial owner of five percent or more of the our common stock, all directors individually and all directors and executive officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.


-------------------------------------------

                                                        Per-
                                                        centage
                                        Amount of       of Class         Percentage
Name and Address of                     Beneficial      Prior                of
Beneficial owner                        Ownership       to Sales           Class

Principal Shareholders
 and Management:
----------------------
Logistics Management,
 L.L.C. (1)
10602 Timberwood Circle #9
Louisville, KY  40223                  1,169,000         29.4%

Danny L. Pixler
1004 Crooked Oak Road
Summerville, SC 29485                    584,500         14.7%             50% (3)

W. Anthony Huff
10602 Timberwood Circle #9
Louisville, KY  40223                    584,500         14.7%             50% (4)

John Ragland
Summerville, SC 29485                    150,000          3.8%



All Directors and Executive
Officers as a Group
(2 Persons)                              734,500          21.7%


-------------------------------

(1) Logistics Management, L.L.C. is 50% owned jointly by Danny and Roxann Pixler, wife of Danny L. Pixler, and 50% owned by Association Services, Inc., which is 100% owned by the Huff Grandchildren's Trust.

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

(3) Represents a 50% beneficial interest in the shares held by Logistics Management, LLC and options to purchase up to 3,500,000 shares of Common Stock. Does not include 75,000 shares of Series C Preferred Stock held by Danny Pixler which carry 7,500,000 votes.

(4) Represents a 50% beneficial interest in the shares held by Logistics Management, L.L.C. and options to purchase up to 3,500,000 shares of Common Stock. Does not include 75,000 shares of Series C Preferred Stock held by Huff Grandchildren's Trust which carry 7,500,000 votes, of which Mr. Huff is co-trustee.

     There are no known agreements, the operation of which may at a subsequent date result in a change in control of Logistics Management Resources Inc.



CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


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

     We issued 75,000 shares of Series C Preferred Stock to each of Danny L. Pixler and the Huff Grandchildren's Trust in consideration of those parties' guaranties with respect to in excess of $13,000,000 of LMRI or affiliates debt obligations. Each Series C share carries 100 votes per share on all matters submitted to a vote of stockholders, but otherwise carries no rights to dividends or other distributions.

     In January 2000, we guaranteed certain monetary obligations of Professional Transportation Group Ltd., Inc. to Southtrust Bank, N.A. under a $9.0 million accounts receivable credit facility. At April 30, 2000, approximately $7 million was owed on the loan. The loan is also guaranteed by Logistics Management, LLC a principal shareholder of the Company. It is also anticipated that we (along with Logistics) will guaranty a term loan with a remaining balance of $195,000 from Southtrust to Professional in May, 2000.

     We believe that the above transactions involving Logistics Management Resources Inc. and its wholly-owned subsidiaries have been on terms no less favorable to us than those that could have been obtained from unaffiliated parties. When reviewing transactions with affiliates, the members of the Board attempt to consider all of their fiduciary duties to shareholders and they consult with the our legal counsel for their opinions on the transactions.

                      Logistics Management Resources, Inc.

                           F.T.A. U.S. Trucking, Inc.

                              Financial Statements

                               December 31, 2000

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                        Index to the Financial Statements
                                December 31, 2000





                                                                         Page



Independent Auditors' Report.......................................         1

Financial Statements

     Balance Sheet.................................................         2

     Statements of Operations......................................         3

     Statements of Stockholders' Equity............................        4-5

     Statements of Cash Flows......................................        6-8

     Notes to the Financial Statements.............................       9-23

                          Independent Auditors' Report

To the Board of Directors and Stockholders of Logistics Management Resources, Inc.

We have audited the accompanying balance sheet of Logistics Management Resources, Inc. as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Logistics Management Resources, Inc. as of December 31, 1999 were audited by other auditors whose report dated April 14, 2000 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logistics Management Resources, Inc. as of December 31, 2000, and the results of its operations, cash flows and changes in stockholders' equity for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11 of the notes to the financial statements, the Company incurred a net loss of $41,067,760 for the year ended December 31, 2000, and as of that date, had a working capital deficiency of $20,002,465 and an impairment of $22,380,894. The Company's ability to generate sufficient proceeds from prospective operations or debt or equity arrangement is uncertain. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are also discussed in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Bridgewater, New Jersey
May 3, 2001


                         ROSENBERG RICH BAKER BERMAN & COMPANY, CPAS P.C.




                         /s/ Rosenberg Rich Baker Berman & Company, CPAS P.C.

                                       Logistics Management Resources, Inc.
                                            F.T.A. U.S. Trucking, Inc.
                                                   Balance Sheet
                                                 December 31, 2000
           Assets

Current Assets
     Inventory                                                                        $    162,000
                                                                                      ------------
           Total Current Assets                                                            162,000

Property and equipment, at cost less accumulated depreciation of $244                          975
Debt issuance costs, net of accumulated amortization of $43,522                             80,195
                                                                                      ------------
           Total Assets                                                                    243,170
                                                                                      ============


           Liabilities and Stockholders' Equity

Current Liabilities
     Cash overdraft                                                                         29,688
       Accrued expenses                                                                    260,477
       Accrued interest                                                                  1,728,731
       Due to related party                                                                317,820
       Convertible debentures                                                            4,405,000
       Net liabilities of discontinued operations                                       13,422,749
                                                                                      ------------

           Total Current Liabilities
                                                                                        20,164,465

           Long-term debt, net current portion
                                                                                         2,459,599
                                                                                      ------------
                           Total Liabilities
                                                                                        22,624,064

           Commitments and contingencies

     Stockholders' Equity
         Preferred stock, no par value; (10,000,000 shares authorized)
           Series A (99,000 shares outstanding)                                                132
           Series B (2,000 shares outstanding)                                           2,000,000
           Series C (50,000 shares outstanding)                                             15,000
           Series D (950 shares outstanding)                                               950,000
           Series E (2,300 shares outstanding)                                           2,300,000
         Common stock, no par value; 75,000,000 shares authorized,                              --
           31,714,467 shares issued and outstanding
         Subscription receivable                                                          (906,788)
         Additional paid-in capital                                                     12,197,922
         Accumulated (deficit)
                                                                                       (38,937,160)
                                                                                      ------------

           Total Stockholders' Equity (Impairment)
                                                                                       (22,380,894)
                                                                                      ------------

           Total Liabilities and Stockholders' Equity                                $     243,170
                                                                                      ============




                     See notes to the financial statements.




                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                            Statements of Operations


                                                                                              Year Ended December 31,
                                                                                    -----------------------------------
                                                                                              2000               1999
                                                                                                                (As
                                                                                                                Restated)
                                                                                    -----------------  ----------------
    Continuing Operations:
        Operating Expenses
          Private offering fees                                                      $     149,500        $    610,500
          Debenture issuance costs                                                         146,047              78,180
          Amortization expense                                                              43,522               8,057
          Depreciation expense                                                                 244                  --
          Interest expense                                                               1,728,731                  --
          Professional fees                                                                288,164             205,657
                                                                                      ------------         -----------
             Total Operating Expenses                                                    2,356,208             902,394
                                                                                      ------------         -----------


    Net Operating Loss before Discontinued Operations
                                                                                        (2,356,208)           (902,394)
                                                                                      ------------         -----------
    Discontinued Operations:
Estimated income (loss) on disposal of discontinued operations, including
provision for operating income (loss), (net of income tax benefit of $0 and            (38,711,552)          1,009,152
$1,141,963, respectively)                                                                       --                  --
             Net (Loss) Income                                                        $(41,067,760)        $   106,758
                                                                                      ============         ===========

    Earnings (Loss) Per Common Share
        (Loss) from continuing operations                                             $       (.17)        $      (.11)
        Income (Loss) from discontinued operations                                           (2.55)                .12
                                                                                      ------------         -----------
             Basic and diluted earnings per share                                     $      (2.72)        $       .01
                                                                                      ============         ===========

    Weighted Average Number of Common Shares Outstanding
                                                                                        15,091,120           8,130,780
                                                                                      ============         ===========


                                      F-3




                     See notes to the financial statements.

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                       Statement of Shareholders' Equity
                          Year Ended December 31, 1999
                                 (As Restated)




                                            Common Stock           Preferred Shares Series A     Preferred Shares Series
                                     ----------------------------  ---------------------------   -------------------------
                                        No Par         Amount       Number of       Amount       Number         Amount
                                     Value Shares                    Shares                      of Shares
                                     -------------  -------------  ------------  -------------   ----------  -------------
Opening Balances at                    16,074,591 $    2,796,000             - $            -              $            -
January 1, 1999

Issuance of common stock                1,759,870        449,961             -              -            -              -
         upon exercise of options

Capital contributed                             -              -             -              -            -              -

Issuance of common stock -                200,000        650,000             -              -            -              -
         Excalibur Acquisition

Issuance of common stock -                200,000        500,000             -              -            -              -
         Prostar Acquisition

Series A preferred stock              (9,990,000)          (762)       999,000            762            -              -
         exchanged for common
stock

Issuance of Series B                            -              -             -              -        2,000      2,000,000
         preferred stock

Issuance of Series C                            -              -             -              -            -              -
         preferred stock

Issuance of Series D                            -              -             -              -            -              -
         preferred stock

Issuance of Series E                            -              -             -              -            -              -
         preferred stock

Proceeds from sale of                     600,000      2,050,000             -              -            -              -
         common stock

Other comprehensive income -
  Net income for the year ended                 -              -             -              -            -              -
     December 31, 1999

  Change in unrealized loss on                  -              -             -              -            -              -
     available-for-sale
     investments

Transfer of no par common stock                      (6,445,199)             -              -            -              -
  value to additional paid in
  capital

                                     -------------  -------------  ------------  -------------   ----------  -------------
Ending Balances at                      8,844,461 $            -       999,000 $          762        2,000 $    2,000,000
December 31, 1999                    =============  =============  ============  =============   ==========  =============




                                       Preferred Shares Series C   Preferred Shares Series D   Preferred Shares Series E
                                       --------------------------  --------------------------  ---------------------------
                                       Number of       Amount      Number of       Amount       Number of       Amount
                                         Shares                      Shares                      Shares
                                       -----------  -------------  -----------  -------------  ------------  -------------
Opening Balances at                             - $            -            - $            -             - $            -
January 1, 1999

Issuance of common stock                        -              -            -              -             -              -
         upon exercise of options

Capital contributed                             -              -            -              -             -              -

Issuance of common stock -                      -              -            -              -             -              -
         Excalibur Acquisition

Issuance of common stock -                      -              -            -              -             -              -
         Prostar Acquisition

Series A preferred stock                        -              -            -              -             -              -
         exchanged for common
stock

Issuance of Series B                            -              -            -              -             -              -
         preferred stock

Issuance of Series C                       50,000         15,000            -              -             -              -
         preferred stock

Issuance of Series D                            -              -          950        950,000             -              -
         preferred stock

Issuance of Series E                            -              -            -              -         2,300      2,300,000
         preferred stock

Proceeds from sale of                           -              -            -              -             -              -
         common stock

Other comprehensive income -
  Net income for the year ended                 -              -            -              -             -              -
     December 31, 1999

  Change in unrealized loss on                  -              -            -              -             -              -
     available-for-sale
     investments

Transfer of no par common stock                 -              -            -              -             -              -
  value to additional paid in
  capital

                                       -----------  -------------  -----------  -------------  ------------  -------------
Ending Balances at                         50,000 $       15,000          950 $      950,000         2,300 $    2,300,000
December 31, 1999                      ===========  =============  ===========  =============  ============  =============





                                          Additional    Accumulated     Comprehensive   Subscription        Total
                                           Paid in        Deficit          Income         Receivable
                                           Capital
                                         -------------  -------------   --------------   --------------  --------------
Opening Balances at                    $    3,821,812 $  (1,409,433)  $             -  $     (120,000) $     5,088,379
January 1, 1999

Issuance of common stock                            -              -                -        (436,788)          13,173
         upon exercise of options

Capital contributed                           401,668              -                -                -         401,668

Issuance of common stock -                          -              -                -                -         650,000
         Excalibur Acquisition

Issuance of common stock -                          -              -                -                -         500,000
         Prostar Acquisition

Series A preferred stock                            -              -                -                -               -
         exchanged for common
stock

Issuance of Series B                        (185,000)              -                -                -       1,815,000
         preferred stock

Issuance of Series C                                -              -                -                -          15,000
         preferred stock

Issuance of Series D                        (150,000)              -                -                -         800,000
         preferred stock

Issuance of Series E                        (282,900)              -                -                -       2,017,100
         preferred stock

Proceeds from sale of                               -              -                -        (350,000)       1,700,000
         common stock

Other comprehensive income -
  Net income for the year ended                     -        106,758                -                -         106,758
     December 31, 1999

  Change in unrealized loss on                      -              -         (11,976)                -        (11,976)
     available-for-sale
     investments

Transfer of no par common stock             6,445,199              -                -                -               -
  value to additional paid in
  capital

                                         -------------  -------------   --------------   --------------  --------------
Ending Balances at                     $   10,050,779 $  (1,302,675)  $      (11,976)  $     (906,788) $    13,095,102
December 31, 1999                        =============  =============   ==============   ==============  ==============



                     See notes to the financial statements.







                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                       Statement of Shareholders' Equity
                          Year Ended December 31, 2000



                                             Common Stock           Preferred Shares Series A     Preferred Shares Series
                                     ----------------------------  ---------------------------   -------------------------
                                        No Par         Amount       Number of       Amount       Number         Amount
                                     Value Shares                    Shares                      of Shares
                                     -------------  -------------  ------------  -------------   ----------  -------------
Opening Balances at                     8,844,461 $            -       999,000 $          762        2,000 $    2,000,000
January 1, 2000 (as restated)

Common stock issued for                 1,713,500              -             -                           -              -
         consulting services

Issuance of common stock
         Checkmate Acquisition            385,000              -             -              -            -              -

Sale of common stock                    2,710,000              -             -              -            -              -
         through private offering

Series A preferred stock                9,000,000              -     (900,000)          (630)            -              -
         exchanged for common
stock

Conversion of debentures for              897,504              -             -              -            -              -
common stock

Issuance of common stock for              361,377              -             -              -            -              -
         convertible debenture
interest

Issuance of common stock for                2,625              -             -              -            -              -
         employee bonuses

Issuance of common stock to             7,800,000              -             -              -            -              -
         related party in
consideration
         of guaranteeing certain
         obligations

Net change in other                             -              -             -              -            -              -
         comprehensive income

Accumulated deficit of                          -              -             -              -            -              -
         former subsidiaries

Net loss for the year ended                     -              -             -              -            -              -
         December 31, 2000
                                     -------------  -------------  ------------  -------------   ----------  -------------
Ending Balances at                     31,714,467 $            -        99,000 $          132        2,000 $    2,000,000
December 31, 2000                    =============  =============  ============  =============   ==========  =============




                                      Preferred Shares Series C    Preferred Shares Series D   Preferred Shares Series E
                                     --------------------------   --------------------------  --------------------------
                                      Number of      Amount       Number of       Amount       Number of      Amount
                                       Shares                       Shares                      Shares
                                     ------------  ------------   -----------  -------------  ------------  ------------
Opening Balances at                       50,000 $      15,000           950 $      950,000         2,300 $   2,300,000
January 1, 2000 (as restated)

Common stock issued for                        -             -             -              -             -             -
         consulting services

Issuance of common stock
         Checkmate Acquisition                 -             -             -              -             -             -

Sale of common stock                           -             -             -              -             -             -
         through private offering

Series A preferred stock                       -             -             -              -             -             -
         exchanged for common
stock

Conversion of debentures for                   -             -             -              -             -             -
common stock

Issuance of common stock for                   -             -             -              -             -             -
         convertible debenture
interest

Issuance of common stock for                   -             -             -              -             -             -
         employee bonuses

Issuance of common stock to                    -             -             -              -             -             -
         related party in
consideration
         of guaranteeing certain
         obligations

Net change in other                            -             -             -              -             -             -
         comprehensive income

Accumulated deficit of                         -             -             -              -             -             -
         former subsidiaries

Net loss for the year ended                    -             -             -              -             -             -
         December 31, 2000
                                     ------------  ------------   -----------  -------------  ------------  ------------
Ending Balances at                        50,000 $      15,000           950 $      950,000         2,300 $   2,300,000
December 31, 2000                    ============  ============   ===========  =============  ============  ============





                                         Additional    Accumulated    Compre-hensive   Subscription         Total
                                         Paid in        Deficit          Income        Receivable
                                         Capital
                                       -------------  -------------  ---------------  --------------   --------------
Opening Balances at                  $   10,050,779 $  (1,302,675) $       (11,976) $     (906,788)  $    13,095,102
January 1, 2000 (as restated)

Common stock issued for                     576,120              -                -                          576,120
         consulting services

Issuance of common stock
         Checkmate Acquisition            1,026,782              -                -               -        1,026,782

Sale of common stock                        271,000              -                -                          271,000
         through private offering

Series A preferred stock                        630              -                -               -                -
         exchanged for common
stock

Conversion of debentures for                 50,296              -                -               -           50,296
common stock

Issuance of common stock for                 20,201              -                -               -           20,201
         convertible debenture
interest

Issuance of common stock for                  7,114              -                -               -            7,114
         employee bonuses

Issuance of common stock to                 195,000              -                -               -          195,000
         related party in
consideration
         of guaranteeing certain
         obligations

Net change in other                               -              -           11,976               -           11,976
         comprehensive income

Accumulated deficit of                            -      3,433,275                -               -        3,433,275
         former subsidiaries

Net loss for the year ended                       -   (41,067,760)                -               -     (41,067,760)
         December 31, 2000
                                       -------------  -------------  ---------------  --------------   --------------
Ending Balances at                   $   12,197,922 $ (38,937,160) $              - $     (906,788)  $  (22,380,894)
December 31, 2000                      =============  =============  ===============  ==============   ==============




                     See notes to the financial statements.

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                            Statements of Cash Flows



                                                                                   Year Ended December 31,
                                                                               ----------------------------------
                                                                                   2000               1999
                                                                                                  (As Restated)
                                                                               --------------    ----------------
Cash Flows From Operating Activities
         Continuing Operations
                  Loss before income taxes                                         $ (2,356,208)   $  (902,394)

         Adjustments to Reconcile Net (Loss) Income to Net Cash Used By
                  Operating Activities
                  Depreciation  expense                                                     244             --
                  Amortization expense                                                   43,522          8,057
                  Debenture issuance costs on converted debt                            146,047         78,180

         (Increase) in Assets
                  Inventory                                                            (162,000)            --
         Increase in Liabilities
                  Cash overdraft                                                         15,573         14,115
                  Accrued expenses                                                    1,619,835        369,373
                                                                                   ------------    -----------
         Net Cash Used in Continuing Operations                                        (692,987)      (432,669)
                                                                                   ------------    -----------

         Discontinued Operations
                  Loss (income) before income taxes                                 (38,711,552)     1,009,152
                  Adjustments to Reconcile Net (Loss) Income to Net Cash Used By
                  Operating Activities
                  (Increase) in net assets of discontinued operations                        --     (9,015,002)
                  Increase in net liability of discontinued operations               31,855,339             --
                                                                                   ------------    -----------
                           Net Cash Used in Discontinued Operations                  (6,856,213)    (8,005,850)
                                                                                   ------------    -----------
                           Net Cash Used in Operating Activities                     (7,549,200)    (8,438,519)
                                                                                   ------------    -----------

Cash Flows From Investing Activities
         Purchases of equipment                                                          (1,219)            --
                                                                                   ------------    -----------
                  Net Cash Provided By (Used in) Investing Activities                    (1,219)            --
                                                                                   ------------    -----------





                     See notes to the financial statements.







                                       Logistics Management Resources, Inc.
                                            F.T.A. U.S. Trucking, Inc.
                                       Statements of Cash Flows (Continued)

                                                                                    Year Ended December 31,
                                                                               -----------------------------------
                                                                                    2000               1999
                                                                                                   (As Restated)
                                                                               ---------------    ----------------
Cash Flows from Financing Activities
         Net proceeds from related parties                                             317,820             --
         Proceeds from sale of common stock and additional paid in capital             271,000      2,149,199
         Proceeds from sale of preferred stock                                              --      5,250,000
         Contribution of capital                                                            --        401,668
         Costs incurred in sale of preferred stock                                          --       (617,900)
         Cash proceeds from the issuance of convertible debentures                   4,650,000      2,250,000
         Cash paid for costs incurred in sale of convertible debentures               (148,000)      (208,000)
         Repayments of convertible debentures                                               --       (800,000)
         Proceeds from long-term debt financing                                      2,459,599             --
                                                                                   -----------    -----------
                  Net Cash Provided By Investing Activities                          7,550,419      8,424,967
                                                                                   -----------    -----------

Net Decrease in Cash                                                                        --        (13,552)
Cash at beginning of year                                                                   --         13,552
                                                                                   -----------    -----------
Cash at end of year                                                                $        --    $        --
                                                                                   ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the year for:
                  Interest expense                                                 $   310,244    $ 1,069,435
                                                                                   ===========    ===========
                  Income taxes                                                     $        --    $        --
                                                                                   ===========    ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

In December, 2000, the Company converted $50,296 of convertible debentures into 897,504 shares of common stock.

In December, 2000, the Company converted $20,201 of accrued interest on convertible debentures into 361,377 shares of common stock.

In June, 2000, 9,000,000 shares of common stock were issued for the retirement of 900,000 shares of Series A preferred stock valued at $630.

In December, 2000, the Company issued 7,800,000 shares of its common stock at $195,000 to a related party for a guarantee of indebtedness with respect to the bankruptcies of the former subsidiaries of the Company.

During the year ended December 31, 2000, a related party shareholder transferred common stock of the Company valued at $1,743,484 to a holder of the Company's convertible debentures for principal and interest payments of those debentures. A total of 2,254,700 and 150,477 shares for principal of $1,644,704 and interest of $98,780, respectively, were transferred in exchange for a note receivable from the Company of $1,743,484.



                     See notes to the financial statements.

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                 Comparative Statement of Cash Flows (Continued)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (Continued)

During 2000, the Company entered into a purchase agreement to acquire six tractors valued at $162,000 for a note payable. The tractors were obtained for resale and have been accounted for as inventory in the accompanying financial statements.

During the first quarter of 2000, LMRI acquired the business operations of Checkmate Truck Brokerage, Inc. and Maverick Truck Brokerage, Inc.

Fair value of assets acquired                                                   $3,531,347
Fair value of liabilities assumed                                                4,399,649
Goodwill recognized                                                              2,606,125
Cash paid                                                                          534,698
Value of common stock issued                                                     1,026,782


In June 1999, LMRI acquired the intermodal business operations of Excalibur
Express, Inc.:

Fair value of assets acquired                                                   $1,026,410
Goodwill recognized                                                                 76,410
Liabilities assumed                                                                300,000
Cash paid                                                                          650,000


In April 1999, the Company acquired the business operations of Prostar, Inc.:

Fair value of assets acquired                                                   $       --
Goodwill recognized                                                              1,444,312
Liabilities assumed                                                                229,312
Cash paid                                                                          715,000
Value of common stock issued                                                       500,000


During 1999, various parties, including related parties, subscribed to 1,522,625 shares of common stock valued at $786,788. The Company recorded the subscription receivables as a reduction of stockholders' equity.

During 1999, the Company sold transportation equipment with a net book value of $5,185,602 to One-Way Logistics, Transit Financial Co. and Interstate University, Inc. (related parties) in exchange for Notes Receivable totaling $6,556,000.

During 1999, 9,990,000 shares of common stock were exchanged for 999,000 shares of Series A preferred stock, with a value of $762.



                     See notes to the financial statements.

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                        Notes to the Financial Statements

Note 1 - General and Summary of Significant Accounting Policies

     (A) Nature of Business

     Logistics Management Resources, Inc. (LMRI), formerly U. S. Trucking, Inc. a Colorado corporation, was incorporated in Colorado under the name Northern Dancer, Inc. in January, 1987 for the purpose of acquiring an operating company. It completed a small public offering in 1988. In September, 1998 it completed a reverse acquisition of Logistics Management Resources, Inc., formerly U. S. Trucking, Inc., a Nevada corporation that had two operating subsidiaries which it had acquired in early 1997 just after it was incorporated.

     Corporate headquarters are located in Louisville, Kentucky.

     On November 30, 2000, UST Logistics, Inc., Mencor, Inc., Prostar, Inc. and Gulf Northern Transport, Inc., LMRI's four operating subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Middle District of Florida, Jacksonville Division.

     Prior to December 31, 2000 the Company terminated it's auto liability insurance business.

     LMRI's contemplated prospective principle business is to provide for the transportation needs of clients through "Total Logistics Management," which includes managing a client's domestic and international trucking, load matching, consolidation and warehousing requirements.

     On February 1, 2001 the Company changed its name to Logistics Management Resources, Inc. (LMRI).

     (B) Basis of Presentation

     The accompanying balance sheet and related statement of operations, stockholders' equity and cash flows at and for the year ended December 31, 2000, include the financial activities of LMRI. Financial activities of former subsidiaries and the Company's terminated auto liability insurance business are included in discontinued operations.

     The accompanying statement of operations, stockholders' equity and cash flows for the year ended December 31, 1999 include the accounts of LMRI and its then wholly owned subsidiaries, Gulf Northern Transport, Inc., Mencor, Inc. and Prostar, Inc. The financial activity of these subsidiaries is reflected in discontinued operations in the accompanying Statement of Operations. Significant intercompany transactions or balances for the period ended December 31, 1999 have been eliminated.

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                        Notes to the Financial Statements

Note 1 - General and Summary of Significant Accounting Policies (Continued)

     (C) Revenue Recognition

     During 1999, the Company changed its revenue recognition policy to record revenue at the time freight is picked up at the customer's site.

     (D) Earnings Per Share

     Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share are calculated by combining weighted average number of common shares outstanding and potentially dilutive common share equivalents unless the effect of doing so is anti-dilutive. Common equivalent shares have been excluded from the 2000 and 1999 computation of diluted earnings per share since their effect is anti-dilutive.

     The weighted average number of shares for 2000 and 1999 was 15,091,120 and 8,130,780, respectively.

     (E) Fair Value of Financial Instruments

     The fair values of cash, accounts receivable, accounts payable and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments. The carrying values of the Company's long-term obligations at December 31, 2000 consisting of anticipated liabilities relating to it's discontinued auto insurance business are payable over approximately 30 months without interest. Accordingly, this obligation has been subjected to a present value discount applying an interest rate factor of 10% which represents the rate available to the Company at December 31, 2000. In accordance with Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of
     Financial Instruments," rates available at balance sheet dates to the Company are used to estimate the fair value of existing debt.

     (F) Cash and Equivalents

     Cash and equivalents represent cash and short-term highly liquid investments with original maturities of six months or less. The Company places its cash and equivalents with high credit quality financial institutions which may exceed federally insured amounts at times.

     (G) Debt Issuance Costs

     Debt issuance costs are recorded at cost and are being amortized over the term of the related obligations or their conversion, if sooner, using the effective interest method. Accumulated amortization was $43,522 at December 31, 2000.

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                        Notes to the Financial Statements

Note 1 - General and Summary of Significant Accounting Policies (Continued)

     (H) Income Taxes

     The Company utilizes Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those temporary differences that have future tax consequences using the current enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. In some situations, SFAS 109 permits the recognition of expected benefits of utilizing net operating loss and tax credit carryforwards. Valuation allowances are established based upon management's estimate, if necessary. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

     (I) Use of Estimates

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

     (J) Reclassifications

     Certain reclassifications were made to prior period financial statement presentations to conform with current period presentations.

     (K) Inventory

     At December 31, 2000 inventory consisted of transportation equipment held for resale.

     Inventory is stated at the lower of cost or market, determined on a first-in, first-out basis.

     (L) Property and Equipment

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

     (M) Intangible Assets

     Intangible assets include goodwill which is amortized on a straight-line basis over periods ranging from six to twenty years and deferred financing, debt issuance costs and trade-in costs which are amortized on a straight-line basis over periods ranging from three to five years.

Note 2 - Equipment

Equipment at cost, less accumulated depreciation, consists of the following at December 31, 2000:

Office Equipment                                $ 1,219
Less accumulated depreciation                       244
                                          -------------
  Total                                           $ 975
                                          =============


     Depreciation expense charged to operations was $244 and $0 in 2000 and 1999, respectively.

Note 3 - Convertible Debentures

     During  2000 and  1999,  the  Company  issued  $4,650,000  and  $2,250,000, respectively of 10% convertible debentures due May 31, 2002. The Company received proceeds of $4,502,000 and $2,042,000, net of $148,000 and $208,000 of debt issuance costs, respectively. The debt issuance costs are being amortized over the life of the debentures and $43,522 and $8,057 was amortized during 2000 and 1999, respectively.

     During 2000, $50,296 of debentures and $20,201 of accrued interest were converted into 897,504 and 361,377 common shares, respectively. Related debt issuance costs of $146,047 was expensed during 2000.

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

     No debentures were converted during the year ended December 31, 1999. However, the Company retired $800,000 of debentures in September 1999 including approximately $31,000 of accrued interest. Related debt issuance costs of $78,180 was expensed during 1999.

Note 4 - Acquisitions

     2000 Transactions

     On February 7, 2000, U. S. Trucking entered into a merger agreement to acquire Checkmate Truck Brokerage, Inc. and Maverick Truck Brokerage, Inc. for a purchase price of $2,606,125. Under the terms of the agreement, the purchase price consisted of 385,000 shares of common stock that were valued at

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                        Notes to the Financial Statements

Note 4 - Acquisitions (Continued)

     $1,026,782 and $500,000 payable to the Company's shareholders. In addition, $500,000 had been placed in escrow pending the outcome of an acquisition review of the assets and liabilities. Additionally, the contract includes a stock adjustment agreement whereby the issuance of the common stock included in the agreement will be adjusted pending the outcome of certain performance parameters. An allocation of the purchase price is as follows:

                                                              Checkmate/
                                                               Maverick
                                                           -----------------
  Assets
Accounts receivable                                      $        3,311,143
Transportation and other equipment                                  220,204
Goodwill                                                          2,429,782
                                                           -----------------
       Total                                             $        5,961,129
                                                           =================


  Liabilities Assumed and Equity
Liabilities assumed                                      $        3,962,688
Liability to sellers                                                971,659
Common stock                                                      1,026,782
                                                           -----------------
       Total                                             $        5,961,129
                                                           =================

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                        Notes to the Financial Statements

Note 4 - Acquisitions (Continued)

  1999 Transactions

     Excalibur Express, Inc. - Effective June 1999, U. S. Trucking acquired the intermodal business of Excalibur Express, Inc., a Charleston based company. The total purchase price paid was $1,026,410, which consisted of $300,000 of cash, 200,000 shares of common stock valued at $3.25 per share and the assumption of liabilities in the amount of $76,410. Goodwill of $1,026,410 was recorded and is being amortized over twenty years.

     Fulmer Transport, Inc. - In August 1999, U. S. Trucking acquired the freight agent and freight brokerage businesses and selected assets and liabilities of Fulmer Transport, Inc. The total purchase price paid was $1,806,789 of which $485,000 was paid to the sellers, $824,800 of assets acquired and the assumption and/or payment of liabilities of $1,321,789. The assets and liabilities were recorded at their fair market values and goodwill in the amount of $981,989 was recorded and is being amortized over twenty years.

     Prostar, Inc. - In April 1999, U. S. Trucking acquired the freight brokerage business of Prostar, Inc. The total purchase price was $1,444,312 consisting of 200,000 shares of Common Stock valued at $500,000, $715,000 in cash, and the assumption of $229,312 of net liabilities. Goodwill in the amount of $1,429,312 was recorded and is being amortized over twenty years.

     An allocation of the purchase price for each of the 1999 transactions follows:




                                                     Prostar            Excalibur       Fulmer            Total
                                                                        Express     Transport, Inc.
                                                   --------------    -----------    --------------     -----------
Assets
         Transportation and other equipment         $       --       $       --       $  463,000       $  463,000
         Goodwill                                    1,444,312        1,026,410          981,989        3,452,711
         Other assets                                       --               --          361,800          361,800
                                                    ----------       ----------       ----------       ----------
                  Total                             $1,444,312       $1,026,410       $1,806,789        4,277,511
                                                    ==========       ==========       ==========       ==========

Liabilities
Assumed and Equity
         Liabilities including debt to sellers      $  944,312       $  376,410       $1,806,789       $3,127,511
         Common stock                                  500,000          650,000               --        1,150,000
                                                    ----------       ----------       ----------       ----------
                  Total                             $1,444,312       $1,026,410       $1,806,789       $4,277,511
                                                    ==========       ==========       ==========       ==========

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                        Notes to the Financial Statements

Note 4 - Acquisitions (Continued)

                                Combined Company
              Pro Forma Combined Condensed Statement of Operations
                      For the Year Ended December 31, 1999
                                   (Unaudited)


                                                          Historical                                         Pro forma
                               -----------------------------------------------------------------  --------------------------------
                                   U. S.          Prostar         Excalibur          Fulmer        Adjustments        Combined
                                 Trucking                          Express         Transport,
                                                                                      Inc.
                               --------------  ---------------  ---------------  ---------------  ---------------  ---------------
Net revenues                 $    44,736,677 $      2,158,664 $      2,304,133 $     12,854,302 $      (883,034) $     61,220,677
                               ==============  ===============  ===============  ===============  ===============  ===============
Net income (loss)                (1,035,205)        (196,999)          177,241        (198,823)          297,385        (906,466)
before taxes
                               ==============  ===============  ===============  ===============  ===============  ===============

Net income (loss)            $       106,758 $      (196,999) $        128,729 $      (198,823) $        297,385 $        186,985
                               ==============  ===============  ===============  ===============  ===============  ===============
Basic earnings per
common share                 $           .01                                                                     $            .02
                               ==============                                                                      ===============



The financial activity of these subsidiaries, as well as LMRI's terminated auto insurance liability business is reflected in discontinued operations in the accompanying Statement of Operations.

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                        Notes to the Financial Statements

Note 4 - Acquisitions (Continued)

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

Note 5 - Discontinued Operations

On November 30, 2000, the Company's four operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The Company is liable as a guarantor on certain indebtedness of its former subsidiaries.

The estimated loss on the disposal of the discontinued operations is $38,446,371, (net of income tax benefit of $0), represents the estimated loss to the Company as a result of the bankruptcy filings of its former subsidiaries, and includes provisions for operating losses through the date of filing. The income statement for 1999 has been restated and operating results of LMRI are shown separately.

Note 6 - Net Liabilities of Discontinued Operations

  The Company is liable for obligations as to which it is a primary or secondary guarantor relating to its former subsidiaries which have filed voluntary petitions for reorganization, and its terminated auto liability insurance business. Resultant estimated guarantee obligations are comprised of the following:

          General Electric Capital Corporation (GE)

          On November 27, 2000 Gulf Northern Transport, Inc., Prostar, Inc., U.S.T. Logistics, Inc. as borrowers and LMRI as a guarantor entered into a Restructure Agreement with respect to certain financing arrangements pursuant to a loan and security agreement dated as of December 22, 1998 between the borrowers and GE. Pursuant thereto, the Company estimates its gross liability to be $18,415,000 and the realizable value of the related collateral to be $6,915,000 resulting in an estimated guarantee obligation of $11,500,000. As of May 3, 2001, the Company was in default as to its obligations under the Restructure Agreement.

          Captive Insurance Program

          Prior to December 31, 2000, the Company terminated its auto insurance business and has been advised by counsel that its maximum exposure may be $1,414,492. The Company contemplates satisfying this liability at the rate of $50,000 per month commencing in July 2001. The present value of this obligation, applying a 10% effective interest rate amounts to $1,203,657.

          Financing Arrangements

          The Company is a guarantor as to certain equipment financing and leases of its former subsidiaries. The Company estimates its gross liability to be $2,987,247 pursuant to these financing arrangements and the realizable value of the related collateral to be $2,484,000 resulting in an estimated guarantee obligation of $503,247.

          Other estimated guarantee obligations,  which include bank overdrafts,
          disputed  vendor  invoices  and  matters  in  litigation   approximate
          $215,845.

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                        Notes to the Financial Statements

Note 7 - Income Taxes

       Income taxes are comprised of the following components:


                                               2000             1999
                                          ---------------  ----------------
Current - Federal                       $              - $               -
          State                                        -                 -
                                          ---------------  ----------------
         Total Current                                 -                 -
                                          ---------------  ----------------

Deferred -        Federal                              -       (1,010,392)
         State                                         -         (131,571)
                                          ---------------  ----------------
         Total Deferred                                -       (1,141,963)
                                          ---------------  ----------------
                  Total                 $              - $     (1,141,963)
                                          ===============  ================


          The deferred tax asset as of December 31, 1999 includes a current portion of $400,000 and a long-term portion of $741,963.


                                                             2000                      1999
                                                         --------------  -----------------------------
Tax at statutory rate                                    $           -   $       (352,000)      (34.0)%
Benefit of graduated rates
         State income tax, net of federal tax benefit                -            (27,100)       (2.6)
         Non-deductible portion of amortization                      -             50,600         4.9
                  of goodwill
         Other non-deductible expenses                               -             21,800         2.1
                                                         --------------  -----------------------------
                  Total                                  $           -   $       (306,700)      (29.6)%
                                                         ==============  =============================


          Deferring methods of reporting income for tax purposes as compared to financial reporting purposes resulted in net deferred income tax provisions of approximately $136,400 for the year ended December 31, 1999.

Note 8 - Preferred Stock

       During 2000, the Company exchanged 900,000 shares of its Preferred Series A shares for 9,000,000 common shares. On February 1, 1999, the Company entered into three stock exchange agreements whereby a total of 9,990,000 shares of Common Stock were exchanged for 999,000 of Series A Preferred Stock. The value of the shares was determined to be $762 and such amount was deducted from additional paid-in capital. Each share of Series A Preferred Stock is entitled to ten votes and will vote together with the holders of the Common Stock. Pursuant to this agreement, each share of Series A Preferred Stock may be exchanged for ten shares of Common Stock as follows: one fifth of the shares upon LMRI reporting revenues of $31 million or more for any fiscal year or shorter period in a report filed on Form 10-KSB or any appropriate Securities and Exchange Commission filing; an additional one-fifth if revenues are at or above $41million; an additional one fifth if revenues are at or above $51 million; an additional one-fifth if revenues are at or above $61 million and the balance if revenues are at or above $71 million.

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                        Notes to the Financial Statements

Note 8 - Preferred Stock (Continued)

       Based upon the revenues reported in the accompanying consolidated financial statements, 40% of the Series A Preferred Stock are eligible to be exchanged for Common Stock.

       Series B Convertible Preferred Stock - During 1999, LMRI sold $1,000,000 of Series B Convertible Preferred Stock and issued 2,000 shares. The Company incurred $185,000 of issuance costs that were deducted from additional paid-in capital. Shares of Series B Convertible Preferred Stock are convertible into shares of Common Stock based upon the stated value of $1,000 per share of Preferred Stock divided by the conversion price on the date of conversion. Holders of Series B Convertible Preferred Stock may elect to convert their shares commencing on the earlier of October 28, 1999 or the occurrence of any merger, tender offer, or redemption event.

       The conversion price is equal to 90% of the average closing bid price for the ten consecutive trading days immediately preceding the conversion date, not to exceed $2.59 per share. Holders of Series B Preferred Stock are entitled to receive a dividend of 12% annually. No dividends were declared as of December 31, 2000 or 1999.

       There are also provisions in the security, which allow the holders to redeem their shares upon the occurrence of certain events including the inability of LMRI to issue free trading common stock to the holders because the shares have not been registered under the Securities Act.

       The Series B shareholders have no voting rights.

       Series C Convertible Preferred Stock - During 1999, LMRI issued 50,000 shares of Series C Convertible Preferred Stock to existing related party shareholders in exchange for their guaranteeing the Company's debt incurred under the revolving credit agreement. The shares were valued for financial statement purposes at $.30 per share.

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

       Series E Convertible Preferred Stock - During 1999, LMRI sold $2,300,000 of Series E Convertible Preferred Stock and issued 2,300 shares. The Company incurred $282,900 of issuance costs that were deducted from

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                        Notes to the Financial Statements

Note 8 - Preferred Stock (Continued)

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

Note 9 -Related Party Transactions

       Amounts due to related party amount to $317,820 as of December 31, 2000 and consist of amounts borrowed by the Company from an entity with similar ownership interests. Amounts outstanding bear no interest and repayment is expected in the short term, if cash flows are available.

       In June 2000, the Company issued 9,000,000 shares of common stock to a majority stockholder in exchange for 900,000 of outstanding Series A Preferred stock with a value of $630.

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

       In 1999, LMRI leased ten tractors from three of its officers or from companies they own under net lease agreements that specify monthly payments of $12,018 per month.

       During 1999, the Company agreed to allow a related party to operate its transportation insurance business using LMRI's captive insurance facility. As a result, the Company earned a usage fee of $1,000,000 and a reinsurance placement fee of $800,000 both of which are included in discontinued operations in the accompanying consolidated financial statements.

       In September 1999, LMRI sold transportation equipment to Transit Financial Co. and Interstate University. These companies are substantially owned or controlled by officers/shareholders of the Company. The selling price was $446,000 and resulted in a gain of $366,752 that is included in discontinued operations in the accompanying financial statements.

       On December 29, 1999, LMRI sold transportation equipment to One-Way Logistics, Inc. a company wholly owned 10% by an officer/employee and 90% by Logistics Management, LLC, the majority stockholder of LMRI. The sales price was $6,000,000, which was evidenced by a promissory note and a security agreement. The transaction resulted in a gain of $814,398 that is included in discontinued operations in the accompanying financial statements.

       The board of directors of the Company believes that the above transactions involving LMRI have been on terms no less favorable to the Company than those that could have been obtained from unaffiliated parties.

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                        Notes to the Financial Statements

Note 10 - Economic Dependency

       Revenues from LMRI's five and ten largest customers accounted for approximately 23.1% and 30.4%, respectively, of total net revenues for the period ended December 31, 1999 and are included in discontinued operations.

Note 11 - Going Concern

       The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

       As shown in the accompanying financial statements, the Company incurred a net loss of $41,067,760 for the year ended December 31, 2000 and, as of that date, had a working capital deficiency of $20,002,465 and a deficit net worth of $(22,380,894). Also, as discussed at Note 1, on November 30, 2000, the Company's four operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and, as described at Note 6, the Company is liable as a guarantor on certain indebtedness of it's former subsidiaries.

       The Company's ability to generate sufficient proceeds from prospective operations, debt or equity placements is uncertain. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

       Management's plans for prospective operations are described at Note 1. Management is continuing its efforts to arrange for the placement of sufficient debt or equity to alleviate the above described conditions.

Note 12 - Commitments and Contingencies

       Stock Activity:
         During 2000 and 1999, LMRI issued a total of 7,800,000 and 6,497,297 shares of common stock respectively, to several companies and individuals as collateral in connection with contingent transactions. In 2000, the 7,800,000 shares were issued to related parties for their guaranty as to the Company's Restructure Agreement with General Electric as discussed in Note 6.

         During 2000, 1,500,000 shares of common stock were issued as collateral to a preferred stockholder but not considered issued and outstanding.

         In 1999, 5,100,000 common shares were issued with the understanding that they could be recalled at any time, at the discretion of the Company, prior to any transaction taking place. The remaining 1,397,297 shares were used as collateral for the other contingent transactions. Accordingly, these shares were not included in the total shares issued and outstanding as of December 31, 1999, and therefore, were not considered in the calculation of earnings per share.

       Operating Leases:
          In February, 2000, the Company leased 4,000 square feet of space in Mt. Pleasant, South Carolina to house its corporate office and brokerage operations. The lease calls for monthly payments of $6,380 and is for a term of 12 months. Upon the Chapter 11 filing of its former subsidiaries, the corporate offices were moved to Louisville, Kentucky. The South Carolina lease expires in February, 2001.

         The corporate headquarters' lease in Louisville, Kentucky covers a 1,600 square foot office space for $2,100 a month through 2002.

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                        Notes to the Financial Statements

Note 12 - Commitments and Contingencies (Continued)

       Employment Agreements:
         Commencing September 9, 1998, the Company entered into an employment agreement with its President and Chief Executive Officer, for a term of five years. The agreement provides for an annual salary of $105,000 with annual increases of not less than 3%, as well as an automobile allowance for business travel.

         Commencing September 9, 1998, the Company entered into an employment agreement with its Executive Vice President, for a term of five years. The agreement provides for an annual salary of $52,000 with annual increases of not less than 3%.

         Commencing September 9, 1998, the Company entered into an employment agreement with its Chief Financial Officer and Vice President of Finance, for a term of three years. This agreement provides for an annual salary of $75,000 and automobile allowance for business travel.

         The above employment agreements are terminable by the Company for certain specified reasons. There are also certain noncompete covenants to be maintained during the contract period. Breach of such covenants could lead to dismissal.

       Consulting Agreements:
         During 2000, the Company entered into various one year consulting agreements with consultants to provide advisory, legal, financing and merger/acquisition services for the Company. Such agreements provide stock in lieu of compensation, expense reimbursements and indemnification for costs and liabilities to the consultants in connection with services provided to Company.

         Indemnity Agreements:
           The Company's President, Vice President and another guarantor of the Company's obligations have provided guarantees of certain obligations of the Company and its former subsidiaries. As a result, on January 30, 1997, and as renewed on May 3, 1999, the Company entered into an Indemnity Agreement with these three parties, to hold them harmless against any loss or liability related to or arising from the Company and its former subsidiaries.

         Payroll Obligation:
           The Company is contingently liable for $171,787 relating to its former subsidiaries in bankruptcy. The outstanding obligations arise from insufficient funds that were not provided to a payroll service for the subsidiaries' employees' payroll and expenses paid. The Company is responsible as a guarantor of these obligations if subsidiary assets are not sufficient to pay creditors.

         Health Claims:
           The Company is contingently liable for $247,327 of former subsidiaries' employees health insurance claims no longer financed by the subsidiaries. It is uncertain if the claims will be pursued for payment by the former employees, and as a result, the potential claims have not been accrued within the accompanying financial statements.

         Legal Proceedings:
           Stock Registration Rights Dispute - In September 2000, an entity filed an action against the Company alleging a breach of obligation under a stock registration rights agreement. The Company has responded stating it has performed its best efforts to uphold the agreement and has committed no wrongdoing. The stockholder is seeking damages of $300,000. The Company has provided a $135,000 reserve in its estimated liabilities although final outcome of this litigation is uncertain and undeterminable at this time.

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                        Notes to the Financial Statements

Note 12 - Commitments and Contingencies (Continued)

           Acquisition Litigation - A dispute exists regarding the purchase of a subsidiary dated August 20, 1999. However, to date, no formal complaints have been filed and the sellers and the results of this dispute are indeterminable at this time.

           Property Litigation -The Company is involved in a dispute with certain other parties to recover six tractors formerly used by the Company's former subsidiaries. The Company denies possession of the tractors and alleges the case was filed in an inappropriate jurisdiction and thereby denies any judgments granted by the Court. The ultimate disposition of this litigation is unknown at this time.

           Lease Agreement Dispute - The Company has been named as a third party in a suit that alleges an equipment lessor, who purchased 50 tractors from an entity, and subsequently defaulted on the purchase, did so as a result of LMRI failing to complete its lease arrangement with the lessor. The case is in discovery. It's outcome is unknown at this time.

Note 13 - Stock Option Plan

         During 1998, U. S. Trucking-Nevada implemented a stock option plan that is accounted for under Statement of Financial Accounting Standards, SFAS 123, Accounting for Stock-Based Compensation. Under SFAS 123, the compensation cost of the issuance of stock options is measured at the grant date based on the fair value of the award. Compensation is then recognized over the service period that is generally the vesting period.

         The plan allows U. S. Trucking-Nevada to grant options to employees for up to a total of 2,500,000 shares of common stock. Options outstanding become exercisable at the discretion of the Stock Option Committee, which administers the plan, and expire 10 years after the grant date. All options granted during 1999 were exercisable at not less than the fair market value of the stock on the date of the grant. Accordingly, no compensation cost has been recognized for the plan.

         The Committee approved the issuance of options to purchase 2,000,000 shares of the common stock of the Company to various employees and advisors for and an exercise price of $.30 per share for a total exercise price of $600,000. Included below are options granted to the President and Vice President to purchase a total of 500,000 shares of common stock at $3.00 per share.

                                                        Options          Weighted         Warrants         Weighted
                                                                         Average                           Average
                                                     ---------------  ---------------  ---------------  ---------------
Securities Outstanding January 1, 1999                    2,000,000 $           0.30        1,622,298 $              -
Securities Granted                                          500,000             3.00                -             2.72
Securities Exercised                                    (1,759,870)             0.26                -                -
Securities Cancelled                                              -                -                -                -
                                                     ---------------  ---------------  ---------------  ---------------
Securities Outstanding December 31, 1999                    740,130 $           2.12        1,622,298 $           2.72
                                                     ===============  ===============  ===============  ===============


          There was no stock option plan activity for 2000.

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                        Notes to the Financial Statements

Note 14 - Retirement Plan

         The Company sponsors a qualified defined contribution plan that covers that covers substantially all full-time employees. The Plan provides an employee savings provision (401(k) Plan) whereby eligible participating employees may elect to contribute up to 15% of their compensation to an investment trust.

         Contributions to the Plan are discretionary and determined annually by management. For the years ended December 31, 2000 and 1999, contributions were $0 and $47,419, respectively.

Note 15 - Restatement of 1999 Financial Statements

       The Statement of Stockholders' Equity for the year ended December 31, 1999 was restated to reclassify the value of 8,844,461 outstanding no par value common shares of $6,445,199 to additional paid in capital. This reclassification had no impact on the 1999 Statement of Operations or net equity for 1999.

Note 16 - Subsequent Events

       On January 29, 2001 the Company held a Special Stockholders' Meeting to vote on a corporate name change. The Company's Board of Directors approved a change to Logistics Management Resources, Inc.

       At a Special Stockholders' Meeting, stockholders approved a reverse split of the shares of the Company's common stock on a 1 for 100 basis. The record date for the reverse split was February 12, 2001.

       On March 30, 2001, the Company purchased all of the issued and outstanding stock of Trans-Logistics, Inc. a Florida corporation. The Company purchased one hundred percent of Trans-Logistics issued and outstanding common stock at the price of $80,000, plus, four times Trans-Logistics' gross brokerage commissions for the period of October 1, 2001 to December 31, 2001, plus, any accounts receivable (after adjusting for accounts payable) less any payments by the Company of the assumption of liabilities with Atech Commercial Corp. in excess of $120,000. The consideration shall be paid by the transfer of $40,000 in cash, 18,000 shares of the Company's common stock (which must be registered for sale on or before June 30, 2001), the transfer of stock of the Company's common stock no later than April 15, July 15 and October 15, 2001 equal to the gross brokerage commission for those respective quarters and the balance of the purchase price shall be paid after an audit of Trans-Logistics for the 2001 fiscal year and paid in shares of the Company's common stock.

       On April 10, 2001, the Company announced plans to acquire an employee leasing corporation and its affiliate located in Cherry Hill, New Jersey. The Company expects to exchange shares and cash for the acquisition, whose terms are still pending further negotiations and due diligence.

EXHIBITS, LIST AND REPORTS ON FORM 10-K


REVIEW AND HANDLED BY THE COMPANYS COUNSEL


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

3.8      Articles of Amendment to      Filed herein by reference to Exhibit 3.8
         Articles of Incorporation     to the Company's Form 10-KSB for the year
         dated November 8, 1999        ended December 31, 2000.
         regarding Series E
         Preferred Stock

 3.9      Articles of Amendment to      Filed herewith electronically.
          Articles of Incorporation
          dated February 12, 2001 re-
          garding name change.

3.10      Bylaws Amendment regarding    Filed herewith electronically.
          number of Directors.


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

10.6     Lease Agreement dated         Incorporated by reference to Exhibit
         January 1, 1997, between      10.6 to the Registrant's Registration
         Gulf Northern Transport,      Statement on Form SB-2 (SEC File No.
         Inc., Dan L. Pixler, and      333-71875)
         Sebrite Ins. Services, Inc.

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

 10.10    Loan and Security Agreement   Incorporated by reference to Exhibit
          dated as of December 22,      10.10 to the Registrant's Registration
          1998 between General          Statement on Form SB-2 (SEC File No.
          Electric Capital Corporation, 333-71875)
            U.S. Trucking, Inc., et al.


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

 10.17    Price Adjustment Agreement    Incorporated by reference to Exhibit
                                        10.3 to the Company's Form 8-K dated
                                        February 7, 2000

 10.18    Guaranty Agreement            Incorporated herein by reference
          with Southtrust Bank, N.A.    to Exhibit 10.18 to the Company's
                                        for 8-K dated February 7, 2000.

10.19    Bill of Sale, Promissory       Incorporated herein by reference
         Note & Security Agreement      to Exhibit 3.8 to the Company's
         with One-Way Logistics         Form 10-KSB for the year ended
                                        December 31,  2000.

10.20     Promissory Notes from         Incorporated herein by reference to
          Transit Financial Services,   Exhibit 10.20 to the Company's Form
          Inc.                          10-KSB for the year ended December 31,
                                        2000.

 10.22    Stock Purchase Agreement      Incorporated by Reference to Exhibit
          for Trans-logistics, Inc.     99.1 to the Company's 8-K dated April
                                        14, 2001.

10.23    Amendment No. 2 to 1998        Filed herewith electronically.
         Stock Option Plan

16.1     Letter from Pascale,           Filed herewith electronically.
         Razzino, Alexanderson
         & Co. PLLC

 21       Subsidiaries of the           Filed herewith electronically.
          Registrant





                         Logistics Management Resources, Inc.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         Logistics Management Resources, Inc.



Dated: May 16, 2000              By:    /s/ Danny L. Pixler
       ------------                     ----------------------------------------
                                        Danny L. Pixler, President and Chief
                                        Executive Officer


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