Form 10QSB
period 2001-03-31
LOGISTICS MANAGEMENT RESOURCES INC
filed 2001-05-18
CIK 820408

UNITED STATES SECURITIES AND EXCHANGE COMMISION

                             WASHINGTON, D.C. 20549

                                   FOR 10-QSB

                  ANNUAL REPORT PURSUANT TO SECTION13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Three Months Ended March 31, 2001

                       Commission File Number: 33-9640-LA

                      Logistics Management Resources, Inc.

                (Exact Name of Issuer as Specified in it Charter)

          COLORADO                                   68-0133692
(State or Other Jurisdiction           (IRS Employer Identification Number)
incorporation or organization)

          10602 Timberwood Circle, Suite #9, Louisville, Kentucky 40223

                    (Address of Principal Executive (Offices)

                                  502-339-4000

              (Registrant's Telephone Number, Including Area Code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) or the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

There were 3,969,876 shares of the Registrant's common stock outstanding as of May 9, 2001.

                              U.S. TRUCKING, INC.
                                  FORM 10-QSB
                                     INDEX


PART I:   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEETS (UNAUDITED) MARCH 31, 2001 AND DECEMBER 31, 2000

          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PART II:  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

ITEM 2.   CHANGES IN SECURITIES

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.   EXHIBITS AND REPORTS ON FORM 8-K

LOGISTICS MANAGEMENT RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
MARCH  31  2001 AND DECEMBER  31  2000

                                                                            March 31,            December 31,
                                                                              2001                   2000
                                                                         ------------------------------------
Assets

Current Assets

  Cash                                                                            25,132
  Accounts receivable net of allowance of $11,900 in 2001 and $1,900 in 2000     794,638
  Employee advances                                                               41,404
  Inventory                                                                      162,000             162,000
                                                                         ------------------------------------
Total Current Assets                                                           1,023,174             162,000

Property and Equipment, at cost less accumulated depreciation of $351              3,964                 975
    in 2001 and $244 in 2000

Other Assets

  Restricted cash                                                                    261
  Prepaid expenses                                                             1,097,657
  Goodwill - net of accumulated amortization of $6421                            250,523
  Debt issuance costs - net of accumulated amortization of $57,674 in 2001
  and $43,522 in 2000                                                             66,042              80,195
                                                                         ------------------------------------
Total Other Assets                                                             1,414,483              80,195

Total Assets                                                                   2,441,621             243,170
                                                                         ====================================

Liabilities and Stockholders' Equity

Current Liabilities

  Cash overdraft                                                                                      29,688
  Accrued expenses                                                               562,458             260,477
  Accrued interest                                                             2,347,656           1,728,731
  Due to factor                                                                  481,202
  Notes payable - short-term                                                     485,938
  Due to related party                                                           400,975             317,820
  Guaranteed obligations                                                      13,184,753          13,422,749
  Convertible debentures                                                       4,405,000           4,405,000
                                                                         ------------------------------------
Total Current Liabilities                                                     21,867,982          20,164,465

Long-debt debt, net of current portion                                         2,453,746           2,459,599
                                                                         ------------------------------------

Total Liabilities                                                             24,321,728          22,624,064
                                                                         ====================================

Stockholders' Equity

  Preferred Stock

   Series A  ( 99,000 shares outstanding )                                           132                 132
   Series B  ( 2,000 shares outstanding )                                      2,000,000           2,000,000
   Series C  ( 50,000 shares outstanding )                                        15,000              15,000
   Series D  ( 950 shares outstanding )                                          950,000             950,000
   Series E  ( 2,300 shares outstanding )                                      2,300,000           2,300,000
  Common Stock, no par value; 75,000,000 shares authorized
    1,403,000  shares issued and outstanding                                           -                   -
  Treasury stock                                                                (118,401)
  Subscription receivable                                                       (906,788)           (906,788)
  Additional paid in capital                                                  13,836,392          12,197,922
  Accumulated (deficit)                                                      (39,956,441)        (38,937,160)
                                                                         ------------------------------------
Total Stockholders' Equity ( Impairment )                                    (21,880,106)        (22,380,894)
                                                                         ------------------------------------

Total Liabilities and Stockholders' Equity                                     2,441,621             243,170
                                                                         ====================================

LOGISTICS MANAGEMENT RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDING MARCH 31, 2001 AND 2000


                                                                      2001              2000
                                                                                    As Restated
                                                                  -------------------------------
Continuing Operations:

Net Revenues                                                          1,705,689                -

Operating expenses

Purchased transportation and rentals                                  1,458,446                -
Operating supplies and maintenance                                            -                -
Other operating costs                                                       505                -
Fuel                                                                          -                -
Insurance and claims                                                        734                -
Depreciation and amortization                                            20,680           73,734
Taxes and licenses                                                            -            1,508
Salaries, wages and benefits                                             23,025           49,990
Occupancy costs                                                          17,510           10,572
Administrative expenses                                                 590,568          276,866
                                                                  -------------------------------

Total operating expenses                                              2,111,468          412,670
                                                                  -------------------------------

Net Operating Loss before Discontinued Operations                      (405,779)        (412,670)

Discontinued Operations:

Income (loss) on disposal of discontinued operations                     14,089          499,953

Net income (loss) before other income and expenses                     (391,690)          87,283

Other income and expenses

Interest income                                                               -           21,303
Interest expense                                                       (627,591)         (48,854)
Other income                                                                  -                -

Total other income and expenses                                        (627,591)         (27,551)
                                                                  -------------------------------

Net income (loss) before Taxes                                       (1,019,281)          59,732

Provision for income taxes                                                    -           22,300
                                                                  -------------------------------

Net income (loss)                                                    (1,019,281)          37,432
                                                                  ===============================

Basic earnings (loss)  per share                                          (0.06)           0.004

Weighted average number of common shares                             16,347,306        9,074,576

LOGISTICS MANAGEMENT RESOURCES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                2001            2000
                                                            ---------------------------
Cash flows from operating activities

Continuing operations:

Loss before discontinued operations                         (1,033,370)       (462,521)
Adjustments to reconcile net income to net cash
  provided (used) in operating activities:
Depreciation and amortization                                   20,680         204,156
Provision for doubtful accounts                                 10,000           7,000
Issuance of common stock for services rendered                 387,586
Issuance of common stock to acquire a business                 180,000
Deferred taxes                                                                  22,300
Gain on disposal of equipment                                                 (364,400)
  (Increase) decrease - Assets

   Restricted cash                                                (261)        (14,796)
   Accounts receivable                                        (804,638)     (4,601,060)
   Employee advances                                           (41,404)
   Prepaid expenses                                            (26,773)       (253,672)
   Intangible assets                                                 -        (576,666)
   Due from captive insurer                                                   (255,180)
  Increase (Decrease) - Liabilities

   Accounts payable                                                          1,341,339
   Revolving loan                                                            4,212,040
   Due to factor                                               481,202
   Accrued expenses and other current liabilities              920,906         497,062
Total adjustments                                            1,127,298         218,123

Net cash provided (used) by continuing operations               93,928        (244,398)

Discontinued operations

Income (loss) from discontinued operations                      14,089         499,953

Net cash provided (used) by operating activities               108,017         255,555

Cash flows from investing activities

Acquisition of businesses                                     (256,944)       (534,698)
Purchase of equipment and software development                  (3,096)       (128,695)
Proceeds from disposition of assets                                  -         364,400
Purchase of treasury stock                                    (118,401)

Net cash provided (used) by investing activities              (378,441)       (298,993)

Cash flows from financing activities

Notes receivable                                                              (582,249)
Repayment of notes receivable                                                   96,343
Issuances of convertible debentures                                            885,000
Proceeds from short-term debt financing                        538,762         301,502
Proceeds from related party                                    177,680
Payments to related party                                      (94,525)
Principal payments on short-term financing                     (52,824)     (1,273,815)
Principal payments on long-term debt                            (5,853)
Payments to guaranteed obligations                            (237,996)

Net cash provided (used) by financing activities               325,244        (573,219)



Net increase (decrease) in cash                                 54,820        (616,657)

Cash at beginning of year                                      (29,688)      1,057,719

Cash at March 31, 2001 and 2000                                 25,132         441,062

Supplemental disclosure of cash flow information:
Cash paid during the year

Interest expense                                                 8,666         293,002
Income taxes                                                         -               -




Non cash investing and financing activities:

During the first quarter of year 2001, Logistics Management Resources, Inc. acquired the business operations of Trans-Logistics, Inc.

    Fair value of assets acquired                                        271,667
    Fair value of liabilities assumed                                    258,475
    Goodwill recognized                                                  256,944
    Cash due to sellers                                                   90,137
    Value of common stock issued                                         180,000


During the first quarter of year 2001, Logistics Management Resources, Inc. issued 858,000 shares of Common Stock for services rendered valued at $1,550,344 of which $387,586 was expensed during the first quarter of 2001.

                      Logistics Management Resources, Inc.

                 Notes to the Consolidated Financial Statements

Note 1 - General and Summary of Significant Accounting Policies

     (A)  Nature of Business

          On September 8, 1998, U. S. Trucking,  Inc., a Nevada  corporation (U.
          S. Trucking - Nevada), was acquired by Northern Dancer Corporation (Northern Dancer), a non-operating public shell, through the exchange of 100% of the issued and outstanding shares of Northern Dancer's common stock for approximately 96% of the outstanding shares of U. S. Trucking - Nevada's common stock. Northern Dancer's legal name was changed to U. S. Trucking, Inc. (U. S. Trucking). The acquisition is considered to be a capital transaction, in substance equivalent to the issuance of stock by U. S. Trucking - Nevada for the net monetary assets of Northern Dancer, accompanied by a recapitalization of U. S. Trucking - Nevada.

          U. S. Trucking - Nevada was formed by U. S. Transportation Systems, Inc. (USTS) as a wholly owned subsidiary. As part of the transaction to acquire Gulf Northern, Inc., 25% of the U. S. Trucking - Nevada's common stock was transferred to Gulf Northern's parent (Logistics Management, LLC). The remaining 75% was conveyed to Logistics Management, LLC during 1998.

          The Company's corporate headquarters are located in Louisville, Kentucky.

          On November 30, 2000, UST Logistics, Inc., Mencor, Inc., Prostar, Inc. and Gulf Northern Transport, Inc., LMRI's four operating subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Middle District of Florida, Jacksonville Division.

          Prior to December 31, 2000 the Company terminated its auto liability insurance business.

          LMRI's prospective principal business is to provide for the transportation needs of clients through "Total Logistics Management," which includes managing clients' domestic and international trucking, load matching, consolidation and warehousing requirements.

On January 29, 2001, the Company held a Special Stockholders' Meeting to vote on a corporate name change and reverse split of the Company's common stock. The Company's Board of Directors approved the change of the Company's name to Logistics Resources Management, Inc. At the Special Stockholders' Meeting, stockholders approved the name change and reverse split of the shares of the Company's common stock on a 1 for 100 basis. The record date for the reverse split was February 12, 2001. The Company also changed its symbol on the Over The Counter Bulletin Board to "LMRI" to reflect its new name.

Effective January 1, 2001, the Company purchased all of the issued and outstanding common stock of Trans-Logistics, Inc., a Florida corporation. The Company purchased one hundred percent of Trans-Logistics' issued and outstanding common stock at the price of $80,000, plus, four times Trans-Logistics' gross brokerage commissions for the period of October 1, 2001 to December 31, 2001, plus, any accounts receivable (after adjusting for accounts payable) less any payments by the Company of the assumption of liabilities with Atech Commercial Corp. in excess of $120,000. The consideration shall be paid by the transfer of $40,000 in cash, 18,000 shares of the Company's common stock (which must be registered for sale on or before June 30, 2001), the transfer of stock of the Company's common stock no later than April 15, July 15 and October 15, 2001 equal to the gross brokerage commission for those respective quarters and the balance of the purchase price shall be paid after an audit of Trans-Logistics for the 2001 fiscal year and paid in shares of the Company's common stock.

     (B)  Basis of Presentation

          The accompanying balance sheets and related statement of operations and cash flows for the three months ended march 31, 2001, include the activities of L.M.R.I. and its wholly owned subsidiary Trans-Logistics, Inc.

     (C)  Revenue Recognition

          During 2001, the Company changed its revenue recognition policy to record revenue at the time freight is picked up at the customer's site.

     (D)  Earnings Per Share

          Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share are calculated by combining weighted average number of common shares outstanding and potentially dilutive common share equivalents unless the effect of doing so is anti-dilutive. Common equivalent shares have been excluded from the 2000 computation of diluted EPS since their effect is anti-dilutive

          The weighted average number of shares for the period ending March 31, 2001 and 2000 was 16,347,306 and 9,074,576, respectively.

     (E)  Fair Value of Financial Instruments

          The fair values of cash, accounts receivable, accounts payable and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments. The carrying values of the Company's long-term obligations at December 31, 2000 consisting of anticipated liabilities relating to it's discontinued
          auto insurance business are payable over approximately 30 months without interest. Accordingly, the obligation has been subjected to a present value discount applying an interest rate factor of 10% which represents the rate available to the Company at December 31, 2000. In accordance with Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," rates available at balance sheet dates to the Company are used to estimate the fair value of existing debt.

     (F)  Cash and Equivalents

          Cash and equivalents represent cash and short-term highly liquid investments with original maturities of six months or less. The Company places its cash and equivalents with high credit quality financial institutions which may exceed federally insured amounts at times.

     (G)  Debt Issuance Costs

          Debt issuance costs are recorded at cost and are being amortized over the term of the related obligations or their conversion, if sooner, using the effective interest method. Accumulated amortization was $57,674 at March 31, 2001 and zero at March 31, 2000.

     (H)  Income Taxes

          The Company utilizes Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those temporary differences that have future tax consequences using the current enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. In some situations, SFAS 109 permits the recognition of expected benefits of utilizing net operating loss and tax credit carry forward. Valuation allowances are established based upon management's estimate, if necessary. Income tax expense is the current tax payable or refundable for the period plus or minus the net exchange in the deferred tax assets and liabilities.

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

     (K)  Inventory

          Inventory consists of transportation equipment held for resale.

     (L)  Property and Other Equipment

          Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Accelerated methods of depreciation are followed for tax purposes and the straight-line method is used for financial reporting purposes.

     (M)  Intangible Assets

          Intangible assets include goodwill, which is amortized on a straight-line basis over ten years. Also included are deferred financing and debt issuance costs which are amortized on a straight-line basis over periods ranging from three to five years.

Note 2 - Equipment

Equipment at cost, less accumulated depreciation, consists of the following at March 31, 2001 and December 31, 2000: 2001 2000

         Office
         Equipment                                          $   4,315
         Less accumulated depreciation                             351
                                                                --------
                  Total                                     $   3,964
                                                                ========

Depreciation expense charged to operations for the three months ended March 31, 2001 and 2000 was $351 and $14,519 respectively.

Note 3 - Convertible Debentures

     During  2000 and  1999,  the  Company  issued  $4,650,000  and  $2,250,000, respectively of 10% convertible debentures due May 31, 2002. The Company received proceeds of $4,502,000 and $2,042,000, net of $148,000 and $208,000 of debt issuance costs, respectively. The debt issuance costs are being amortized over the life of the debentures and $14,152 was amortized during the three months ended March 31, 2001.

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

Note 4 - Acquisitions

     Effective January 1, 2001, the Company purchased all of the issued and outstanding common stock of Trans-Logistics, Inc., a Florida corporation. The Company purchased one hundred percent of Trans-Logistics' issued and outstanding common stock at the price of $80,000, plus, four times Trans-Logistics' gross brokerage commissions for the period of October 1, 2001 to December 31, 2001, plus, any accounts receivable (after adjusting for accounts payable) less any payments by the Company of the assumption of liabilities with Atech Commercial Corp. in excess of $120,000. The consideration shall be paid by the transfer of $40,000 in cash, 180,000 shares of the Company's common stock (which must be registered for sale on or before June 30, 2001), the transfer of stock of the Company's common stock no later than April 15, July 15 and October 15, 2001 equal to the gross brokerage commission for those respective quarters and the balance of the purchase price shall be paid after an audit of Trans-Logistics for the 2001 fiscal year and paid in shares of the Company's common stock. Allocation of the purchase price is preliminary and will be finalized upon resolution of the aforementioned contingencies. No comparative period pro-forma financial activity for three months ended March 31, 2000 is required since Trans-Logistics, Inc. commenced operations effective April 28, 2000.

        An allocation of the purchase price is as follows:

                                                              Trans-
                           Assets                             Logistics
                                                              -----------------
         Cash and other Current Assets                    $       3,055
         Accounts Receivable                              $     26,8612


         Goodwill                                             256,945
                                                              -----------------
                           Total                          $   528,611
                                                              =================


                  Liabilities Assumed and Equity

         Liabilities assumed                              $    258,475
         Liability to sellers                                  90,137
         Common stock                                         180,000
                                                              -----------------
                           Total                          $   528,612
                                                              =================

Note 5 - Discontinued Operations

     On November 29, 2000, the Company's four operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The Company is liable as a guarantor on certain indebtedness of its former subsidiaries. The Company is liable for obligations as to which it is a primary or secondary guarantor relating to its former subsidiaries, which have filed voluntary petitions for reorganization, and terminated its auto liability insurance business. Resultant estimated guarantee obligations are comprised of the following:

          General Electric Capital Corporation

          On November 27, 2000, Gulf Northern Transport, Inc., Prostar, Inc., U.S.T. Logistics, Inc., as borrowers, and LMRI, as a guarantor, entered into a Restructure Agreement with respect to certain financing arrangements pursuant to a loan and security agreement dated December 22, 1998 between the borrowers and General Electric Capital Corporation. Pursuant thereto, the Company estimates its liability to be $10,440,408. As of May 15, 2001, the Company was in default as to its obligations under the Restructure Agreement.

          Captive Insurance Program

          Prior to December 31, 2000, the Company terminated its auto insurance business and has been advised by counsel that its maximum exposure may be $1,414,492. The Company contemplates satisfying this liability at the rate of $50,000 per month commencing in July 2001. The present value of this obligation, applying a 10% effective interest rate, amounts to $1,203,657.

          Equipment Financing Arrangements

          The Company is a guarantor as to certain equipment and leases of its former subsidiaries. The Company estimates its gross liability to be $3,316,915 pursuant to these financing arrangements and the realizable value of the related collateral to be $2,484,000 resulting in an estimated guarantee obligation of $832,915.

          Other guaranteed obligations ranging from payroll taxes, delinquent rents and delinquent vendor payables total $707,773.

Note 6 - Preferred Stock

     During 2000, the Company exchanged 900,000 shares of its Preferred Series A shares for 9,000,000 shares of Common Stock. On February 1, 1999, the Company entered into three stock exchange agreements whereby a total of 9,990,000 shares of Common Stock were exchanged for 999,000 of Series A Preferred Stock. The value of the shares was determined to be $762 and such amount was deducted from additional paid-in capital. Each share of Series A Preferred Stock is entitled to ten votes and will vote together with the holders of the Common Stock. Pursuant to this agreement, each share of Series A Preferred Stock may be exchanged for ten shares of Common Stock as follows: one fifth of the shares upon the Company's reporting revenues of $31 million or more for any fiscal year or shorter period in a report filed on Form 10-KSB or any appropriate Securities and Exchange Commission filing; an additional one-fifth if revenues are at or above $41 million; an additional one fifth if revenues are at or above $51 million; an additional one-fifth if revenues are at or above $61 million; and the balance if revenues are at or above $71 million.

     Based upon the revenues reported in the accompanying consolidated financial statements, 40% of the Series A Preferred Stock are eligible to be exchanged for Common Stock.

Note 7 -Related Party Transactions

     Amounts due to related party amount to $400,975 as of March 31, 2001 and consist of amounts borrowed by the Company from an entity with similar ownership interests. Amounts outstanding bear no interest and repayment is expected in the short term, if cash flows are available.

Note 8 - Going Concern

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     As shown in the accompanying financial statements, the Company incurred a net loss of ($1,019,281) for the three months ended March 31, 2001 and, as of that date, had a working capital deficiency of ($20,844,808) and a net worth of ($21,880,106). Also, as discussed at Note 1, on November 30, 2000, the Company's four operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and, as described at
     Note 6, the Company is liable as a guarantor on certain indebtedness of it's former subsidiaries.

     The Company's ability to generate sufficient proceeds from prospective operations, debt or equity placements is uncertain. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Management's plans for prospective operations are described at Note 1 and it is continuing it's efforts to arrange for the placement of sufficient debt or equity to alleviate the above described conditions.

Note 9 - Commitments and Contingencies

     Stock Activity:

          During 2000 and 1999, U. S. Trucking issued a total of 7,800,000 and 6,497,297 shares of common stock respectively, to several companies and individuals as collateral in connection with contingent transactions. For 2000, the 7,800,000 shares were issued to a majority stockholder for its guaranty on the Company's Restructure Agreement with General Electric as discussed in Note 6.

          During  2000,   1,500,000  shares  of  common  stock  were  issued  as
          collateral to a preferred stockholder, but are not considered issued and outstanding.

          In 1999, 5,100,000 common shares were issued with the understanding that they could be recalled at any time at the discretion of the Company, prior to any transaction taking place. The remaining 1,397,297 shares are used as collateral for the other contingent transactions. Accordingly, these shares were not included in the total shares issued and outstanding as of December 31, 1999, and therefore, were not considered in the calculation of earnings per share.

     Operating Leases:

          In February 2000, the Company leased 4,000 square feet of space in Mt. Pleasant, South Carolina to house its corporate office and brokerage operations. The lease calls for monthly payments of $6,380 and is for a term of 12 months. Upon the Chapter 11 filing of its former subsidiaries, the corporate offices were moved to Louisville, Kentucky. The South Carolina lease expires in February, 2001.

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

          The above employment agreements are terminable by the Company for certain specified reasons including disability, fraud, felony conviction or substance abuse. There are also certain noncompete covenants to be maintained during the contract period. Breach of such covenant could lead to dismissal.

     Indemnity Agreements:

          The Company's President, Vice President and another guarantor of the Company's obligations have provided guarantees of certain obligations of the Company and its former subsidiaries. As a result, on January 30, 1997, and as renewed on May 3, 1999, the Company entered into an Indemnity Agreement with these parties, to hold them harmless against any loss or liability related to or arising from the Company and its former subsidiaries.

     Payroll Obligation:

          The Company is contingently liable for $171,787 relating to its former subsidiaries in bankruptcy. The outstanding obligations arise from insufficient funds that were not provided to a payroll service for the subsidiaries' employee payroll and expenses paid. The Company is responsible as a guarantor of these obligations if subsidiary assets are not sufficient to pay creditors.

     Health Claims:

          The Company is contingently liable for $247,327 of former subsidiaries' employee health insurance claims no longer financed by the subsidiaries. It is uncertain if the former employee will pursue the claims for payment, and as a result, the potential claims have not been accrued within the accompanying financial statements.

     Legal Proceedings:

          Stock Registration Rights Dispute - In September 2000, an entity filed legal action against the Company alleging a breach of obligation under a stock registration rights agreement. The Company has responded stating it has performed its best efforts to uphold the agreement and has committed no wrongdoing. The stockholder is seeking damages of $300,000. The Company has provided a $135,000 reserve in its estimated liabilities although final outcome of this litigation is uncertain and undeterminable at this time.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis of the Company's financial condition as of March 31, 2001 and the Company's results of operation for the three month periods ended March 31, 2001 and 2000 should be read in conjunction with the Consolidated Financial Statements, including the footnotes, and it should be understood that this discussion is qualified in its entirety by the foregoing and other, more detailed financial information appearing elsewhere herein. Historical results of operations and the percentage relationships among any amounts included in the Consolidated Statement of Operations, and any trends which may appear to be inferable therefrom, should not be taken as being necessarily indicative of trends of operations or results of operations for any future periods.

         These and other statements, which are not historical facts, are based largely on current expectations and assumptions of management and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. Assumptions and risks related to forward-looking statements, include that we are pursuing a growth strategy that relies in part on the completion of acquisitions of companies in the non-asset based logistics segment of the transportation industry, as well as the completion of acquisitions of companies in the employee leasing industry.

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

DESCRIPTION OF BUSINESS

General:

         Logistics Management Resources, Inc. is a holding company engaged in the business of acquiring and managing transportation logistics and employee leasing companies. Our principal business is providing for the transportation needs of clients through total logistics management, which includes managing clients' domestic and international transportation, load matching, consolidation and warehousing. We also intend to engage in a series of acquisitions in the field of employee leasing services. These services include supplying temporary workers possessing a wide variety of skills to both large and small businesses, while assuming many of the costs and functions of an employer for a fee. Employee lease services are widely used in the transportation industry and we feel the dual industry approach will provide increased flexibility in the overall services we intend to provide as well as enhancing our revenue stream.

         We intend to expand our business through internal growth and acquisitions. The transportation and employee leasing industries are highly fragmented, which provides unique acquisition opportunities. We are primarily interested in profitable, well managed, non-asset based companies that can bring positive growth with profits to the bottom line.

 Overview:

         Logistics Management Resources, Inc., formerly U.S. Trucking, Inc., was established in January of 1997 by combining under US Trucking-Nevada the operations of Gulf Northern Transport, Inc., a mid-to-long-haul truckload carrier and Mencor, Inc. a third party logistics (brokerage) company.

         On November 30, 2000, the Registrants' operating subsidiaries, Gulf Northern Transport, Inc., Prostar, Inc., UST Logistics, Inc. and Mencor, Inc., filed a Voluntary Petition under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court, Middle District of Florida, Jacksonville Division. As of this date, no plan of reorganization has been filed by the registrant's subsidiaries. However, a trustee has been appointed. On December 1, 2000 we issued a press release in which it was announced: (i) the filing of the Petition, and (ii) the signing of an agreement with its primary lender for repayment of any deficiencies, which may be left after liquidation of the collateral. The agreement provides for payment of the deficiency over three years, including payments based upon a fixed percentage of our ongoing revenue. The accompanying financial statements contain adjustments resulting from the bankruptcies based upon management's best estimates as to the recoverability of assets and obligations for liabilities incurred.

         Effective as of January 1, 2001, we purchased all of the issued and outstanding shares of common stock of Trans-Logistics, Inc., a Florida corporation. We purchased one hundred percent of Trans-Logistics issued and outstanding common stock at the price of $80,000, plus, four times Trans-logistics' gross brokerage commissions for the period of October 1, 2001 to December 31, 2001, plus, any accounts receivable (after adjusting for accounts payable) less any payments by us for the assumption of liabilities with Atech Commercial Corp. in excess of $120,000. The consideration shall be paid by the transfer of $40,000 in cash, 18,000 shares of our common stock (which must be registered for sale on or before June 30, 2001), the transfer of stock no later than April 15, July 15 and October 15, 2001 equal to the gross brokerage commission for those respective quarters and the balance of the purchase price shall be paid after an audit of Trans-Logistics for the 2001 fiscal year and paid in shares of our common stock. Trans-logistics is a wholly owned subsidiary of Logistics Management Resources Inc. with annual revenues expected to exceed $10 million.


         The Company signed a letter of intent on April, 2001 to acquire America's PEO, Inc., a premier employee leasing company, headquartered in Cherry Hill, New Jersey. The intended acquisition is expected to close during the second quarter of 2001. The purchase will include America's affiliates Omni Financial Services, Inc. National Labor Force, Inc., Western America Labor Force, Inc., National Labor Force I, Inc., American Labor Force, Inc. and American Labor Services, Inc. Projected annual sales of the combined entities is expected to exceed $155 million.

         We incurred an operating loss in the last fiscal year and the loss was material. The parent company incurred losses in the most recent quarter, due mostly to interest and accrued penalties associated with debt and the cost of issuing stock to cover certain consulting expenses related to our restructuring efforts. Our wholly-owned subsidiary, Trans-logistics reported first quarter revenues of just over $1.7 million with a net profit of 5.8% or $99,000.

         Our losses are expected to continue at the parent level until such time as we are able to negotiate improved terms with debt instrument holders regards the interest and accrued penalties on outstanding notes. In addition to raising capital, the restructuring of existing debt will make it possible to cover the expenses associated in restructuring a company.

         We continue to be subject to the risks normally associated with any business activity, including unforeseeable expenses, delays, and complications. Accordingly, there is no guarantee that we can or will report operating profits in the future.

         We are in negotiations with several prospective acquisition candidates at this time.

Operating Strategy

         Our business strategy is to establish our company as a leader and a preferred provider of high-quality, cost-effective transportation, logistics and employee leasing services on a national basis while building brand name recognition.

Agent Program

         We have operated an agency program since our inception. We expect to see renewed profitable growth in the segment through our wholly owned subsidiary, Trans-logistics, Inc. The agency program is essentially a co-operative for smaller truckload carriers whereby Trans-logistics permits these carriers to operate under its authority as an exclusive agent. The agent provides its customers and business. Trans-logistics bills the agent carriers customers and collects the revenues for these shipments. Trans-logistics acts as an application service provider for its agents by affording access to Trans-logistics' information technologies and services. In addition, agents receive economies of scale by participating in the purchase of certain overhead and other items, such as lower cost of fuel and insurance. Trans-logistics also provides agents with liability insurance coverage and certain administrative services such as human resource administration, safety and risk management, DOT compliance, billing and collecting receivables.. Trans-logistics has signed on several agents over the past several months. We anticipate exciting and profitable growth in the segment.

RESULTS OF OPERATIONS

The following table sets forth items in the Consolidated Statement of Operations for the three months ending March 31, 2001 and 2000:


                                                                     2001                 2000
                                                                                     As Restated
                                                               --------------------------------------
Continuing Operations:

Net Revenues                                                          1,705,689                    -

Operating expenses

Purchased transportation and rentals                                  1,458,446                    -

Operating supplies and maintenance                                            -                    -

Other operating costs                                                       505                    -

Fuel                                                                          -                    -

Insurance and claims                                                        734                    -

Depreciation and amortization                                            20,680               73,734

Taxes and licenses                                                            -                1,508

                                                                         23,025               49,990
Salaries, wages and benefits

Occupancy costs                                                          17,510               10,572

Administrative expenses                                                 590,568              276,866
                                                               --------------------------------------

Total operating expenses                                              2,111,468              412,670
                                                               --------------------------------------

Net Operating Loss before Discontinued Operations                     (405,779)            (412,670)

Discontinued Operations:

Income (loss) on disposal of discontinued                                14,089              499,953

operations

Net income (loss) before other income and expenses                    (391,690)               87,283

Other income and expenses

Interest income                                                               -               21,303

Interest expense                                                      (627,591)             (48,854)

Other income                                                                  -                    -

Total other income and expenses                                       (627,591)             (27,551)
                                                               --------------------------------------

Net income (loss) before Taxes                                      (1,019,281)               59,732

Provision for income taxes                                                    -               22,300
                                                               --------------------------------------

Net income (loss)                                                   (1,019,281)               37,432
                                                               ======================================

Three months ended March 31, 2000 compared to March 31, 2001

Continuing Operations:

Operating Revenues

         Total operating revenues increased from zero for the three months ended March 31, 2000 to $1.71 million for the three months ended March 31, 2001.The reasons for this increase was the disposal of discontinued operations and the filing for protection under Chapter 11 of the U.S. Bankruptcy code for U.S. Trucking, Inc's operating subsidiaries Gulf Northern Transport, Inc., Prostar, Inc. and U.S.T. Logistics, Inc. on November 30, 2000 and the termination of the Company's captive insurance program. The current period revenue was generated from the operations of Trans-Logistics, Inc.

Purchased Transportation and Rentals

         Purchased transportation and rentals increased from zero for the three months ended March 31, 2000 to $1.46 million for the three months ended March 31, 2001. The reason for the increase was the disposal of discontinued operations and the filing for bankruptcy of the three operating subsidiaries mentioned in the previous paragraph. In addition, all purchased transportation costs generated during the period came from Trans-logistics, Inc.

Salaries, Wages and Benefits

          Salaries, wages and benefits decreased from $50,000 for the three months ended March 31, 2000 to $23,000 for the three months ended March 31, 2001. The reason for the decrease was the elimination of payroll at the parent company level.

Depreciation and Amortization

           Depreciation and amortization decreased from $74,000 for the three months ended March 31, 2000 to $21,000 for the three months ended March 31, 2001. The reason for this decrease was the write off of over-valued goodwill and fixed assets. The current period expense is primarily derived from the amortization of goodwill created from the January 1, 2001 acquisition of Trans-Logistics, Inc.

General and Administrative

         General and administrative expenses increased from $277,000 for the three months ended March 31, 2000 to $591,000 for the three months ended March 31, 2001. The reason for this was the increase in consulting costs related to restructuring a company.

Discontinued Operations

         Income from discontinued operations decreased from $499,000 for the three months ended March 31, 2000 to $14,000 for the three months ended March 31, 2001. All operating subsidiaries filed bankruptcy on November 30, 2000 and the disposal of discontinued operations was recorded accordingly. All financial statements for the year 1999 and 2000 have been restated. Thus the reason for the decrease in income from discontinued operations is the fact that all operations that were active during the first quarter of 2000 are included in the discontinued operations caption.

Interest

         Interest expense increased from $49,000 for the three months ended March 31, 2000 to $628,000 for the three months ended March 31, 2001. The primary reason for the increase was accrued late registration filing penalties related to convertible debentures and preferred stock. Penalties for the three months ended March 31, 2001 totaled $416,000.

         Net income decreased from a net income of $37,000 for the three months ended March 31, 2000 to a net loss of $1,020,000for the three months ended March 31, 2001. The primary reasons for the loss was increased consulting costs and registration penalties mentioned previously.

Liquidity and Capital Resources

           Our working capital position has decreased from a deficit of ($20,002,465) to a deficit of ($20,844,808). The reason for the negative position was primarily caused by the discontinued operations of all four operating subsidiaries during the fourth quarter of 2000. In addition, the discontinuance of the captive insurance program during November 2000 also contributed. In regards to the first three months of 2001, additional accruals for accrued interest and registration penalties contributed to the decrease from December 31, 2000 to March 31, 2001.

         In addition, there is a liability in the amount of $11,273,323 shown on the balance sheet which represents the company's estimated liability to the primary lender of the four bankrupt operating subsidiaries. The shortfall could be more or less than the $11,273,323 estimate depending on the success of the bankruptcy trustee handling the collection of subsidiary assets.

         Our net worth has decreased from a negative ($22,380,894) as of December 31, 2000 to a negative ($21,880,106) as of March 31, 2001. The reason was losses generated primarily from excessive administrative and interest costs.

         The lack of liquidity suggests that we will have to raise capital in order to remain a going concern. There can be no assurance that the company will be able to obtain the capital necessary to continue operations.

PART II

Other Information

LEGAL PROCEEDINGS

         CIT Group/Equipment Financing, Inc. filed suit against us and certain other parties in the Superior Court of NJ, Law Division Union County, docket No. UNN-L-3556-00 on July 7, 2000 for the return of six tractors formerly used in the business of American Intermodal Services, Inc., some of which Gulf Northern Transport took over in the spring of 2000. We denied ever receiving the tractors. A default judgment was granted in November of 2001 against all defendants in the amount of $384,599.89. We believe that certain of these tractors have since been recovered. We believe the court in the action had no jurisdiction over LMRI and that the judgment is therefore invalid.

         Emergent Capital, L.P. filed suit against us in U.S. District Court, Southern District of New York on September 20, 2000. The suit claimed that Emergent Capital was owed $300,000 in penalties for the failure to register certain shares for resale, which Emergent purchased in September of 1999. We dispute that the agreement reached between the parties provides for registration penalties. The suit is still in the discovery stage.

         GE Capital Corporation, the Company, its subsidiaries and certain affiliates entered into a Restructure Agreement on November 28, 2000. The agreement between our company and G.E. Capital Corporation relates to the balance of our obligations to GECC in connection with its accounts receivable line of credit and with GE Capital Commercial Equipment Funding in connection with an equipment loan. The respective loan balances have been consolidated into a single Term Note with an estimated principal balance of $11,273,324 as of March 31, 2001. This estimated balance is expected to be reduced by the collection of accounts receivable, the possible sale of subsidiary accounts receivable and the sale of equipment held as collateral on the equipment loan portion. The loan is to be repaid over a three-year term with a five-year amortization schedule and a balloon payment of the balance on December 1, 2003. The note bears interest at the 30-day dealer placed commercial paper rate (as published in the Wall Street Journal), plus 4.5%. Interest for the first year will be accrued and applied to the principal balance.

         Under the agreement, we are required to pay GECC 1.5% of the gross revenues from our trucking business segment and 5% of the gross revenues from its non-trucking segment to be applied toward payment of the note, which amounts will be applied to the amortization payments. Additionally, 35% of the net income before taxes from our businesses must be paid on a quarterly basis in repayment of the note, along with certain payment in the event of a profitable sale of a Company owned business. The Note is secured by our assets, various affiliate assets and certain personal guarantees.

Defaults Upon Senior Securities

     As of March 31, 2001 we were in default with two senior debt holders in the amount of $2,002,915 which has been accrued on our balance sheets. The reason for the defaults is that we have been unable to satisfy the payment of delinquent interest and late penalty fees with regard to these matters. We intend to renegotiate the terms of these agreements to more favorable terms for the senior debt holders, the company and our shareholders.

Submission of Matters to a Vote of Security Holders

         A special meeting of shareholders was held on February 12, 2001. At the meeting 16,908,150 shares, representing 53% of the shares entitled to vote, were present at the meeting in person or by proxy. Votes were taken on three matters. They included changing the name of the company to Logistics Management Resources, Inc., effecting a 1 for 100 reverse stock split and amending the terms of the blank check preferred stock to allow amendments to the terms of outstanding shares of preferred stock without the approval of the holders of common stock, provided the amendment effected a change which the Board would have had authority to include in the original terms of the preferred so amended. All three matters were unanimously approved by the shareholders.

Insurance

         We are committed to securing appropriate insurance coverage at cost effective rates. Since discontinuing our captive auto liability insurance program we have through our wholly owned subsidiary, Trans-logistics, Inc., retained insurance coverage that we believe is adequate to cover our liabilities and risks. The coverage includes auto liability coverage up to $1 million for each claim, $200 thousand for each claim for cargo damage or loss and general liability up to $1 million for each occurrence. Insurers affording the coverage's are, General Security Insurance Co., Lexington Insurance Co., and St. Paul Surplus Lines Co.

Other Information

         NONE

Exhibits and Reports

A        NONE

B        Current Report on Form 8-K reporting on Item III(a)
         Special Meeting of Shareholders approving the Company's name change and reverse split of common stock.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 LOGISTICS MANAGEMENT RESOURCES, INC.
                 ---------------------------------------------
                 Registrant

May 18, 2001                       By /s/ Danny L. Pixler
                                      ------------------------------------------
                                      Danny L. Pixler
                                      Chief Executive Officer

                                      By /s/ John Ragland
                                      ------------------------------------------
                                      John Ragland
                                      Chief Financial Officer