Form 10QSB
period 2001-06-30
LOGISTICS MANAGEMENT RESOURCES INC
filed 2001-08-20
CIK 820408

UNITED STATES SECURITIES AND EXCHANGE COMMISION

                             WASHINGTON, D.C. 20549

                                   FOR 10-QSB

                  ANNUAL REPORT PURSUANT TO SECTION13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Six Months Ended June 30, 2001

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

There were 35,156,013 shares of the Registrant's common stock issued at August 16, 2001 with 14,034,753 restricted with an estimated float of 21,037,933.

                              U.S. TRUCKING, INC.
                                   FORM 10-QSB
                                      INDEX


PART I:   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEETS (UNAUDITED) June 30, 2001 AND DECEMBER 31, 2000

          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PART II:  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

ITEM 2.   CHANGES IN SECURITIES

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.   EXHIBITS AND REPORTS ON FORM 8-K

PART I:   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS



               Logistics Management Resources, Inc. and Subsidiary

                           F.T.A. U.S. Trucking, Inc.

                        Consolidated Financial Statements

                                  June 30, 2001

               Logistics Management Resources, Inc. and Subsidiary
                           F.T.A. U.S. Trucking, Inc.
                 Index to the Consolidated Financial Statements
                                  June 30, 2001



                                                                                                       Page



Accountants' Report on the Financial Statements..................................................         1

Financial Statements

     Consolidated Balance Sheets.................................................................        2-3

     Consolidated Statements of Operations.......................................................         4

     Consolidated Statements of Cash Flows.......................................................        5-6

     Notes to the Consolidated Financial Statements..............................................       7-14

               Logistics Management Resources, Inc. and Subsidiary
                           F.T.A. U.S. Trucking, Inc.
                           Consolidated Balance Sheets



                                                                                  June 30,      December 31,
                                                                                     2001           2000
                                                                               --------------   ------------
                                                  Assets
                                    Current Assets
                                              Cash                                $   10,143   $     --
                 Accounts receivable, net of allowance for doubtful accounts of
                           $15,287 and $0, respectively                            1,393,288         --
         Unbilled accounts receivable                                                105,944         --
         Employee advances                                                            49,700         --
         Inventory                                                                   162,000      162,000
                                                                                  ----------   ----------
                                    Total Current Assets                           1,721,075      162,000
Property and equipment, at cost less accumulated depreciation of $3,191 and
                           $244, respectively                                         83,368          975
Restricted cash                                                                       16,418         --
Deposits                                                                              51,998         --
Prepaid expenses                                                                   2,061,737         --
Goodwill, net of accumulated amortization of $6,421 and $0, respectively             250,523         --
Debt issuance costs, net of accumulated amortization of $72,502 and
                           $43,522, respectively                                      51,214       80,195
                                                                                  ----------   ----------
                                    Total Assets                                  $4,236,333   $  243,170
                                                                                  ==========   ==========



See notes to the consolidated financial statements.





               Logistics Management Resources, Inc. and Subsidiary
                           F.T.A. U.S. Trucking, Inc.
                     Consolidated Balance Sheets (Continued)


                            Liabilities and Stockholders' Equity
                                     Current Liabilities
                                    Cash overdraft                       $     86,276    $     29,688
                                       Accrued expenses                       737,157         260,477
                                       Accrued interest                     3,042,086       1,728,731
                                         Due to factor                      1,018,119            --
                                     Due to related party                     693,666         317,820
                                    Convertible debentures                  4,405,000       4,405,000
                          Net liabilities of discontinued operations       13,209,298      13,422,749
                                                                         ------------    ------------
                                  Total Current Liabilities                23,191,602      20,164,465

                             Long-term debt, net current portion            3,635,959       2,459,599
                                                                         ------------    ------------
                                                    Total Liabilities      26,827,561      22,624,064


                                Commitments and contingencies

Stockholders' Equity
         Preferred stock, no par value; (10,000,000 shares authorized)
                  Series A (99,000 shares outstanding)                            132             132
                  Series B (2,000 shares outstanding)                       2,000,000       2,000,000
                  Series C (50,000 shares outstanding)                         15,000          15,000
                  Series D (950 shares outstanding)                           950,000         950,000
                  Series E (2,300 shares outstanding)                       2,300,000       2,300,000
         Common stock, no par value; 75,000,000 shares authorized,
                  31,714,467 shares issued and outstanding                       --              --
         Treasury stock                                                       (68,401)           --
         Subscription receivable                                             (906,788)       (906,788)
         Additional paid-in capital                                        15,571,006      12,197,922
         Accumulated (deficit)                                            (42,452,177)    (38,937,160)
                                                                         ------------    ------------

         Total Stockholders' Equity (Impairment)                          (22,591,228)    (22,380,894)
                                                                         ------------    ------------
       Total Liabilities and Stockholders' Equity                        $  4,236,333    $    243,170
                                                                         ============    ============

See notes to the consolidated financial statements.

               Logistics Management Resources, Inc. and Subsidiary
                           F.T.A. U.S. Trucking, Inc.
                      Consolidated Statements of Operations


                                                                            Three Months                       Six Months
                                                            Three Months        Ended         Six Months       Ended June
                                                               Ended        June 30, 2000     Ended June        30, 2000
                                                           June 30, 2001     (Restated)        30, 2001        (Restated)
                                                           ---------------  --------------   --------------   --------------
                 Continuing Operations:
Net Revenue                                              $  2,365,232    $       --      $  4,070,921    $       --
Operating Expenses
                  Purchased transportation and rentals      2,165,718            --         3,624,164            --
                  Other operating costs                        48,308            --            48,813            --
                  Insurance and claims                         43,357            --            44,091            --
                  Depreciation and amortization                17,669         123,646          38,349         197,380
                  Taxes and licenses                             --                 4            --             1,512
                  Salaries, wages and benefits                238,807          51,452         261,832         101,442
                  Occupancy costs                                 372           9,320          17,882          19,892
                  Administrative expenses                   1,623,569         395,888       2,214,137         672,754
                                                         ------------    ------------    ------------    ------------
                           Total Operating Expenses         4,137,800         580,310       6,249,268         992,980
Net Operating Loss before Discontinued
         Operations                                        (1,772,568)       (580,310)     (2,178,347)       (992,980)
Discontinued Operations:
                  Loss on disposal of discontinued
operations                                                    (28,738)     (5,266,904)        (14,649)     (4,766,952)
                                                         ------------    ------------    ------------    ------------
Net (Loss) before Other Income and Expense                 (1,801,306)     (5,847,214)     (2,192,996)     (5,759,932)
         Interest income                                         --               944            --            22,247
         Interest expense                                    (694,430)        (62,687)     (1,322,021)       (111,541)
                                                         ------------    ------------    ------------    ------------
Net (Loss) before Income Taxes                             (2,495,736)     (5,908,957)     (3,515,017)     (5,849,226)
Provision for (Benefit from) Income Taxes                        --           (22,300)           --              --
                                                         ------------    ------------    ------------    ------------
Net (Loss)                                               $ (2,495,736)   $ (5,886,657)   $ (3,515,017)   $ (5,849,226)
                                                         ============    ============    ============    ============
Earnings (Loss) Per Common Share
         (Loss) from continuing operations               $      (0.39)   $      (0.06)   $      (0.56)   $      (0.11)
         (Loss) from discontinued operations                    (0.01)          (0.52)           --             (0.47)
                                                         ------------    ------------    ------------    ------------
         Basic and diluted earnings per share            $      (0.40)   $      (0.58)   $      (0.56)   $      (0.58)
                                                         ============    ============    ============    ============

Weighted Average Number of Common Shares Outstanding        6,292,527      10,101,544       6,292,527      10,101,544
                                                         ============    ============    ============    ============



See notes to the consolidated financial statements.

               Logistics Management Resources, Inc. and Subsidiary
                           F.T.A. U.S. Trucking, Inc.
                      Consolidated Statements of Cash Flows


                                                                                   Six Months      Six Months
                                                                                                      Ended
                                                                                     Ended        June 30, 2000
                                                                                 June 30, 2001     (Restated)
                                                                                 ---------------  --------------
                           Cash Flows From Operating Activities
                                       Continuing Operations
                                          Loss before income taxes               $(3,500,368)   $(1,082,274)

                       Adjustments to Reconcile Net Loss to Net Cash Used By
                  Operating Activities
                  Depreciation and amortization expense                               38,349        197,380
                  Provision for doubtful accounts                                     14,979          7,000
                  Issuance of common stock for services rendered                   3,137,459           --
                  Issuance of common stock for purchase of business                  180,000           --
         (Increase) in Assets
                  Accounts receivable                                             (1,393,288)          --
                  Unbilled accounts receivable                                      (105,944)          --
                  Employee advances                                                  (49,700)          --
                  Restricted cash                                                    (16,418)          --
                  Prepaid expenses                                                (2,061,737)          --
         Increase in Liabilities
                  Cash overdraft                                                      56,588           --
                  Accrued expenses                                                   622,317           --
                  Accrued interest                                                 1,313,355           --
                  Due to factor                                                    1,018,119           --
                                                                                 -----------    -----------
         Net Cash Used in Continuing Operations                                     (746,289)      (877,894)
                                                                                 -----------    -----------

         Discontinued Operations
                  Loss (income) before income taxes                                  (14,469)    (4,766,952)
                  Adjustments to Reconcile Net (Loss) to Net Cash Used
By Operating Activities
                  (Increase) in net assets of discontinued operations                   --       (1,614,057)
                  (Decrease) in net liability of discontinued operations            (213,451)          --
                                                                                 -----------    -----------
                           Net Cash Used in Discontinued Operations                 (227,920)    (6,381,009)
                                                                                 -----------    -----------
                           Net Cash Used in Operating Activities                    (974,209)    (7,258,903)
                                                                                 -----------    -----------

Cash Flows From Investing Activities
                  Purchases of equipment                                             (85,340)          --
                  Acquisition of business                                           (256,944)          --
                  Purchase of treasury stock                                        (118,401)          --
                  Sale of treasury stock                                              50,000           --
                                                                                 -----------    -----------
                           Net Cash Provided By (Used in) Investing Activities   $  (410,685)   $      --
                                                                                 -----------    -----------

See notes to the consolidated financial statements.

               Logistics Management Resources, Inc. and Subsidiary
                           F.T.A. U.S. Trucking, Inc.
                Consolidated Statements of Cash Flows (Continued)

                                                                                                      Six Months
                                                                                      Six Months         Ended
                                                                                        Ended        June 30, 2000
                                                                                    June 30, 2001     (Restated)
                                                                                    ---------------  --------------
                           Cash Flows from Financing Activities
                                 Net proceeds from related parties                   $   270,675    $   186,023
                 Proceeds from sale of common stock and additional paid in capital       (51,998)          --
                                Principal payments on long-term debt                        --       (2,928,582)
                                 Issuance of convertible debentures                         --        6,560,296
                               Proceeds from long-term debt financing                  1,176,360      3,554,671
                                                                                     -----------    -----------
                                  Net Cash Provided By Investing Activities            1,395,037      7,372,408
                                                                                     -----------    -----------

                                   Net Increase in Cash                                   10,143        113,505
                                Cash at beginning of period                                 --        1,057,719
                                                                                     -----------    -----------
                                   Cash at end of period                             $    10,143    $ 1,171,224
                                                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the year for:
                  Interest expense                                                   $     8,745    $     1,739
                                                                                     ===========    ===========
                  Income taxes                                                       $      --      $      --
                                                                                     ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

In June, 2000, 9,000,000 shares of common stock were issued for the retirement of 900,000 shares of Series A preferred stock valued at $630.

During the first quarter of 2000, LMRI acquired the business operations of Checkmate Truck Brokerage, Inc. and Maverick Truck Brokerage, Inc.

              Fair value of assets acquired                                                $   3,531,347
              Fair value of liabilities assumed                                                4,399,649
              Goodwill recognized                                                              2,606,125
              Cash paid                                                                        534,698
              Value of common stock issued                                                     1,026,782

During the first quarter of 2001, LMRI acquired the business operations of Trans-Logistics, Inc.

              Fair value of assets acquired                                                 $  271,667
              Fair value of liabilities assumed                                                258,475
              Goodwill recognized                                                              256,944
              Cash due to sellers                                                              90,137
              Value of common stock issued                                                     180,000

During the six months ended June 30, 2001, LMRI issued 11,950,764 shares of common stock for services rendered valued at $3,137,459, of which $784,365 was expensed during the period.




See notes to the consolidated financial statements.

               Logistics Management Resources, Inc. and Subsidiary
                           F.T.A. U.S. Trucking, Inc.
                 Notes to the Consolidated Financial Statements

Note 1 - General and Summary of Significant Accounting Policies

          (A) Nature of Business

               On September 8, 1998, U. S. Trucking, Inc., a Nevada corporation ( U. S. Trucking - Nevada), was acquired by Northern Dancer Corporation (Northern Dancer), a non-operating public shell, through the exchange of 100% of the issued and outstanding shares of Northern Dancer's common stock for approximately 96% of the outstanding shares of U. S. Trucking - Nevada's common stock. Northern Dancer's legal name was changed to U. S. Trucking, Inc. (U. S. Trucking). The acquisition is considered to be a capital transaction, in substance equivalent to the issuance of stock by U. S. Trucking - Nevada for the net monetary assets of Northern Dancer, accompanied by a recapitalization of U. S. Trucking - Nevada.

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

               Logistics Management Resources, Inc. and Subsidiary
                           F.T.A. U.S. Trucking, Inc.
                 Notes to the Consolidated Financial Statements

Note 1 - General and Summary of Significant Accounting Policies (Continued)

          (A) for those respective quarters and the balance of the purchase price shall be paid after an audit of Trans-Logistics for the 2001 fiscal year and paid in shares of the Company's common stock.

          (B)  Basis of Presentation

                  The accompanying balance sheets and related statement of
            operations and cash flows for the six months ended June 30, 2001, include the activities of L.M.R.I. and its wholly owned subsidiary Trans-Logistics, Inc.

          (C)  Revenue Recognition

                  During 2001, the Company changed its revenue recognition
            policy to record revenue at the time freight is picked up at the customer's site.

          (D)  Earnings Per Share

               Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share are calculated by combining weighted average number of common shares outstanding and potentially dilutive common share equivalents unless the effect of doing so is anti-dilutive. Common equivalent shares have been excluded from the 2000 computation of diluted EPS since their effect is anti-dilutive.

                  The weighted average number of shares for the period ending
            June 30, 2001 and 2000 was 6,292,527 and 10,101,544, respectively.

          (E)  Fair Value of Financial Instruments

                  The fair values of cash, accounts receivable, accounts payable and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments. The carrying values of the Company's long-term obligations at June 30, 2001 and December 31, 2000 consisting of anticipated liabilities relating to it's discontinued auto insurance business are payable over approximately 30 months without interest. Accordingly, the obligation has been subjected to a present value discount applying an interest rate factor of 10% which represents the rate available to the Company. In accordance with Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," rates available at balance sheet dates to the Company are used to estimate the fair value of existing debt.

          (F)  Cash and Equivalents

                  Cash and equivalents represent cash and short-term highly
            liquid investments with original maturities of six months or less. The Company places its cash and equivalents with high credit quality financial institutions which may exceed federally insured amounts at times.

               Logistics Management Resources, Inc. and Subsidiary
                           F.T.A. U.S. Trucking, Inc.
                 Notes to the Consolidated Financial Statements

Note 1 - General and Summary of Significant Accounting Policies (Continued)

          (G)  Debt Issuance Costs

                  Debt issuance costs are recorded at cost and are being
            amortized over the term of the related obligations or their conversion, if sooner, using the effective interest method. Accumulated amortization was $72,502 at June 30, 2001 and $43,522 at December 31, 2000.

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

          (M)  Intangible Assets

               Intangible assets include goodwill which is amortized on a straight-line basis over ten years. Also included are deferred financing and debt issuance costs which are amortized on a straight-line basis over periods ranging from three to five years.

               Logistics Management Resources, Inc. and Subsidiary
                           F.T.A. U.S. Trucking, Inc.
                 Notes to the Consolidated Financial Statements


Note 2 - Equipment

       Equipment at cost, less accumulated depreciation, consists of the following:

                                                                                                               December 31,
                                                                                             June 30, 2001         2000
                                                                                           ----------------   ----------------
                                         Office Equipment                                $     86,560      $       1,219
                                  Less accumulated depreciation                                 3,192               244
                                                                                           ----------------   ----------------
                                                   Total                                 $     83,368      $        975
                                                                                           ================   ================

       Depreciation expense charged to operations for the six months ended June 30, 2001 and 2000 was $2,948 and $39,476, respectively.

Note 3 - Convertible Debentures

       During 2000, the Company issued $4,650,000 of 10% convertible debentures due May 31, 2002. The Company received proceeds of $4,502,000 , net of $148,000 of debt issuance costs. The debt issuance costs are being amortized over the life of the debentures and $28,980 and $0 was amortized during the six months ended June 30, 2001 and 2000, respectively.

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

Note 4 - Acquisitions

       Effective January 2, 2001, the Company purchased all of the issued and outstanding common stock of Trans-Logistics, Inc., a Florida corporation. The Company purchased one hundred percent of Trans-Logistics' issued and outstanding common stock at the price of $80,000, plus, four times Trans-Logistics' gross brokerage commissions for the period of October 1, 2001 to December 31, 2001, plus, any accounts receivable (after adjusting for accounts payable less any payments by the Company of the assumption of liabilities with Atech Commercial Corp. in excess of $120,000. The consideration shall be paid by the transfer of $40,000 in cash, 180,000 shares of the Company's common stock (which must be registered for sale on or before June 30, 2001), the transfer of stock of the Company's common stock no later than April 15, July 15 and October 15, 2001 equal to the gross brokerage commission for those respective quarters and the balance of the purchase price shall be paid after an audit of trans-Logistics for the 2001 fiscal year and paid in shares of the Company's common stock. Allocation of the purchase price is preliminary and will be finalized upon resolution of the aforementioned contingencies. Pro-forma financial activity for six months ended June 30, 2000 is required since Trans-Logistics, Inc. commenced operations effective April 28, 2000.

               Logistics Management Resources, Inc. and Subsidiary
                           F.T.A. U.S. Trucking, Inc.
                 Notes to the Consolidated Financial Statements

Note 4 - Acquisitions (Continued)

       An allocation of the purchase price is as follows:

                                                           Trans-Logistics
                                                           -----------------
                   Assets
 Cash and other Current Assets                         $   3,055
 Accounts receivable                                       268,612
 Goodwill                                                  256,945
                                                           -----------------
                   Total                               $   525,557
                                                           =================


                   Liabilities Assumed and Equity
 Liabilities assumed                                   $   258,475
 Liability to sellers                                      90,137
 Common stock                                              180,000
                                                           -----------------
                   Total                               $   528,612
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

General Electric Capital Corporation

On November 27, 2000, Gulf Northern Transport, Inc., Prostar, Inc., U.S.T. Logistics, Inc. , as borrowers, and LMRI, as a guarantor, entered into a Restructure Agreement with respect to certain financing arrangements pursuant to a loan and security agreement dated December 22, 1998 between the borrowers and General Electric Capital Corporation. Pursuant thereto, the Company estimates its liability to be $10,440,408. As of May 15, 2001, the Company was in default as to its obligations under the Restructure Agreement.

Captive Insurance Program

Prior to December 31, 2000, the Company terminated its auto insurance business and has been advised by counsel that its maximum exposure may be $1,414,492. The Company contemplates satisfying this liability at the rate of $50,000 per month commencing in July 2001. The present value of this obligation, applying a 10% effective interest rate, amounts to $1,203,657.

               Logistics Management Resources, Inc. and Subsidiary
                           F.T.A. U.S. Trucking, Inc.
                 Notes to the Consolidated Financial Statements

Note 5 - Discontinued Operations (Continued)

Equipment Financing Arrangements

The Company is a guarantor as to certain equipment and leases of its former subsidiaries. The Company estimates its gross liability to be $3,316,915 pursuant to these financing arrangements and the realizable value of the related collateral to be $2,484,000 resulting in an estimated guarantee obligation of $832.915.

Other guaranteed obligations ranging from payroll taxes, delinquent rents and delinquent vendor payables total $732,318.

Note 6 - Preferred Stock

During 2000, the Company exchanged 900,000 shares of its Preferred Series A shares for 9,000,000 shares of Common Stock. On February 1, 1999, the Company entered into three stock exchange agreements whereby a total of 9,990,000 shares of Common Stock were exchanged for 999,000 of Series A Preferred Stock. The value of the shares was determined to be $762 and such amount was deducted from additional paid-in capital. Each share of Series A Preferred Stock is entitled to ten votes and will vote together with the holders of the Common Stock. Pursuant to this agreement, each share of Series A Preferred Stock may be exchanged for ten shares of Common Stock as follows: one fifth of the shares upon he Company's reporting revenues of $31 million or more for any fiscal year or shorter period in a report filed on Form 10-KSB or any appropriate Securities and Exchange Commission filing; an additional one-fifth if revenues are at or above $41 million; an additional one fifth if revenues are at or above $51 million; an additional one-fifth if revenues are at or above $61 million; and the balance if revenues are at or above $71 million.

Based upon the revenues reported in the accompanying consolidated financial statements, 40% of the Series A Preferred Stock are eligible to be exchanged for Common Stock.

Note 7 - Related Party Transactions

Amounts due to related party amount to $693,666 as of June 30, 2001 and $317,820 at December 31, 2000 consist of amounts borrowed by the Company from entities with similar ownership interests. Amounts outstanding bear no interest and repayment is expected on the short term, if cash flows are available.

Note 8 - Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Company incurred a net loss of $(3,515,017) for the six months ended June 30, 2001 and, as of that date, had a working capital deficiency of $(21,470,527) and a net worth deficiency of $(22,591,228). Also, as discussed at Note 1, on November 30, 2000, the Company's four operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and, as described at Note 6, the Company is liable as a guarantor on certain indebtedness of it's former subsidiaries.

The Company's ability to generate sufficient proceeds from prospective operations, debt or equity placements is uncertain. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

               Logistics Management Resources, Inc. and Subsidiary
                           F.T.A. U.S. Trucking, Inc.
                 Notes to the Consolidated Financial Statements


Note 8 - Going Concern (Continued

Management's plans for prospective operations are described at Note 1. Management is continuing its efforts to arrange for the placement of sufficient debt or equity to alleviate the above described conditions.

Note 9 - Commitments and Contingencies

  Stock Activity:

During 2000, LMRI issued a total of 7,800,000 shares of common stock to several companies and individuals as collateral in connection with contingent transactions. In 2000, the 7,800,000 shares were issued to a majority stockholder for its guaranty as to the Company's Restructure Agreement with General Electric as discussed in Note 6.

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

The above employment agreement is terminable by the Company for certain specified reasons including disability, fraud, felony conviction or substance abuse. There are also certain noncompete covenants to be maintained during the contract period. Breach of such covenants could lead to dismissal.

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

               Logistics Management Resources, Inc. and Subsidiary
                           F.T.A. U.S. Trucking, Inc.
                 Notes to the Consolidated Financial Statements

Note 9 - Commitments and Contingencies (Continued)

  Payroll Obligation:

The Company is contingently liable for $223,107 relating to its former subsidiaries in bankruptcy. The outstanding obligations arise from insufficient funds that were not provided to a payroll service for the subsidiaries' employees' payroll and expenses paid. The Company is responsible as a guarantor of these obligations if subsidiary assets are not sufficient to pay creditors.

  Health Claims:

The Company is contingently liable for $247,327 of former subsidiaries' employees health insurance claims no longer financed by the subsidiaries. It is uncertain if the claims will be pursued for payment, and as a result, the potential claims have not been accrued within the accompanying financial statements.

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

Southtrust Bank filed suit against the Company and certain affiliates for $2.8 million. The suit, claims the Company and certain affiliates defaulted on certain guarantees relating to the purchase of 66% of Professional Transportation Group by Logistics Management LLC. the Company contends that it was improperly served and a judgment was granted against the Company and certain affiliates. The Company has filed a Supplement To Motion To Set Aside Entry of Default in this matter and intends to aggressively defend against this action. In addition the Company believes it has counterclaims in this matter.

AllStates World Cargo filed suit against the Company and its chairman for $678,000. The suit claims the Company and the chairman defaulted on certain business guarantees related to the acquisition of Trans-Logistics as of January 1, 2001. The Company and the chairman have filed an answer in this matter and intend to defend these matters vigorously. The Company and the chairman believe they have significant counterclaims in this matter.

Note 10 - Subsequent Events

Effective July 1, 2001 the Company and Trans-Logistics, Inc. agreed to rescind and cancel the terms of conditions of the acquisition agreement for all of the issued and outstanding common stock of Trans-Logistics, Inc. entered into as of January 1, 2001. In connection thereto, the Company has agreed to reimburse Trans-Logistics, Inc. $150,000 and/or to deliver 1,000,000 of its common shares.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis of the Company's financial condition as of June 30, 2001 and the Company's results of operation for the six month periods ended June 30, 2001 and 2000 should be read in conjunction with the Consolidated Financial Statements, including the footnotes, and it should be understood that this discussion is qualified in its entirety by the foregoing and other, more detailed financial information appearing elsewhere herein.
Historical results of operations and the percentage relationships among any amounts included in the Consolidated Statement of Operations, and any trends which may appear to be inferable therefrom, should not be taken as being necessarily indicative of trends of operations or results of operations for any future periods.

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

DESCRIPTION OF BUSINESS

General:

         Logistics Management Resources, Inc. is a holding company engaged in the business of acquiring and managing employee leasing and transportation logistics companies. Our principal business is providing for the transportation needs of clients through total logistics management, which includes managing clients' domestic and international transportation, load matching, consolidation and warehousing. We also intend to engage in a series of acquisitions in the field of employee leasing services. These services include supplying temporary workers possessing a wide variety of skills to both large and small businesses, while assuming many of the costs and functions of an employer for a fee. Employee lease services are widely used in the transportation industry and we feel the dual industry approach will provide increased flexibility in the overall services we intend to provide as well as enhancing our revenue stream.

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

     The Company and Trans-Logistics agreed to rescind and cancel the terms and conditions of the acquisition agreement for all of the issued and outstanding common stock of Trans-Logistics, Inc., which the Company entered into as of January 1, 2001. In connection with this rescission the Company has agreed to reimburse Trans-Logistics, Inc. $150,000 in cash or to deliver 1,000,000 shares of its common shares.

     The Company signed a letter of intent on April, 2001 to acquire America's PEO, Inc., a premier employee leasing company, headquartered in Cherry Hill, New Jersey. The intended acquisition is expected to close during the third quarter of 2001. The purchase will include America's affiliates Omni Financial Services, Inc. National Labor Force, Inc., Western America Labor Force, Inc., National Labor Force I, Inc., American Labor Force, Inc. and American Labor Services, Inc. Projected annual sales of the combined entities is expected to exceed $170 million and add more than 157 clients to the companies client base.

     We incurred an operating loss in the last fiscal year and the loss was material. The parent company incurred losses in the most recent quarter, due mostly to interest and accrued penalties associated with debt and the cost of issuing stock to cover certain consulting expenses related to our restructuring efforts. Our wholly-owned subsidiary, Trans-logistics reported second quarter revenues of $2,365,231 million with a net loss of ($348,074).The company is re-thinking its plans to stay in the transportation industry and is focusing all of its resources at completing its employee leasing acquisition and striving to be a predominant player in that industry segment.

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


Operating Strategy

         Our business strategy is to establish the company as an industry leader in the employee leasing industry while remaining in the non-asset based transportation industry on a minor scale.

RESULTS OF OPERATIONS:



Six months ended June 30, 2000 compared to June 30, 2001

Continuing Operations:

Operating Revenues

         Total operating revenues increased from zero for the six months ended June 30, 2000 to $4.1 million for the six months ended June 30, 2001.The reasons for this increase was the disposal of discontinued operations and the filing for protection under Chapter 11 of the U.S. Bankruptcy code for U.S. Trucking, Inc's operating subsidiaries Gulf Northern Transport, Inc., Prostar, Inc. and U.S.T. Logistics, Inc. on November 30, 2000 and the termination of the Company's captive insurance program. The current period revenue was generated from the operations of Trans-Logistics, Inc.

Purchased Transportation and Rentals

         Purchased transportation and rentals increased from zero for the six months ended June 30, 2000 to $3.6 million for the six months ended June 30, 2001. The reason for the increase was the disposal of discontinued operations and the filing for bankruptcy of the three operating subsidiaries mentioned in the previous paragraph. In addition, all purchased transportation costs generated during the period came from Trans-logistics, Inc.

Salaries, Wages and Benefits

          Salaries, wages and benefits increased from $101 thousand for the six months ended June 30, 2000 to $261 thousand for the six months ended June 30, 2001. The reason for the increase was the result of the company rebuilding its management team.

Depreciation and Amortization

         Depreciation and amortization decreased from $197 thousand for the six months ended June 30, 2000 to $38 thousand for the six months ended June 30, 2001. The reason for this decrease was the write off of over-valued goodwill and fixed assets. The current period expense is primarily derived from the amortization of goodwill created from the January 1, 2001 acquisition of Trans-Logistics, Inc.

General and Administrative

         General and administrative expenses increased from $673 thousand for the six months ended June 30, 2000 to $2.2 million for the six months ended June 30, 2001. The main reason for this was the increase in consulting costs related to the restructuring of the company.

Discontinued Operations

         Income from discontinued operations decreased from $4.8 million for the six months ended June 30, 2000 to $14 thousand for the six months ended June 30, 2001. All operating subsidiaries filed bankruptcy on November 30, 2000 and the disposal of discontinued operations was recorded accordingly. All financial statements for the year 1999 and 2000 have been restated. Thus the reason for the decrease in income from discontinued operations is the fact that all operations that were active during the first quarter of 2000 are included in the discontinued operations caption.

Interest

         Interest expense increased from $111 thousand for the six months ended June 30, 2000 to $1.3 million for the six months ended June 30, 2001. The primary reason for the increase was accrued late registration filing penalties related to convertible debentures and preferred stock.

         Net income decreased from a loss of $5.8 million for the six months ended June 30, 2000 to a net loss of $3.5 million for the six months ended June 30, 2001. The primary reason for the decrease in net operating loss was that the company is moving forward on its restructuring efforts, and the operating revenues are having a positive impact.

Liquidity and Capital Resources

           Our working capital position has decreased from a deficit of ($20,002,465) to a deficit of ($21,470,257). The reason for the negative position was primarily caused by the discontinued operations of all four operating subsidiaries during the fourth quarter of 2000. In addition, the discontinuance of the captive insurance program during November 2000 also contributed. In regards to the first six months of 2001, additional accruals for accrued interest and registration penalties contributed to the decrease from December 31, 2000 to June 30, 2001.

         In addition, there is a liability in the amount of $11,273,323 shown on the balance sheet which represents the company's estimated liability to the primary lender of the four bankrupt operating subsidiaries. The shortfall could be more or less than the $11,273,323 estimate depending on the success of the bankruptcy trustee handling the collection of subsidiary assets.

         Our net worth has decreased from a negative ($22,380,894) as of December 31, 2000 to a negative ($22,591,228) as of June 30, 2001. The reason was losses generated primarily from excessive administrative and interest costs.

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


         Southtrust Bank, filed suit against the company and certain affiliates for $2.8 million. The suit, case number CV-01-AR-1068-S claims the company and certain affiliates defaulted on certain guarantees relating to the purchase of 56% of Professional Transportation Group by Logistics Management LLC. The company was improperly served and a judgement was granted against the company and certain affiliates. The company has filed a Supplement To Motion to Set Aside Entry of Default in this matter and intends to agressively defend against this action. In addition the company believes it has counterclaims in this matter.

         AllStates World Cargo, filed suit against the company and its chairman for $678 thousand. The suit (Docket )OCN-1822-01) claims the company and the chairman defaulted on certain business guarantees related to the acquisition of Trans-Logisitcs as of Jan. 1, 2001. The company and the chairman have filed an answer in this matter and intend to defend these matters vigorously. The company and the chairman believe they have significant counterclaims in this matter.

Defaults Upon Senior Securities

     As of June 30, 2001 we were in default with two senior debt holders in the amount of $2,002,915 which has been accrued on our balance sheets. The reason for the defaults is that we have been unable to satisfy the payment of delinquent interest and late penalty fees with regard to these matters. We intend to renegotiate the terms of these agreements to more favorable terms for the senior debt holders, the company and our shareholders.

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

                 LOGISTICS MANAGEMENT RESOURCES, INC.
                 ---------------------------------------------
                 Registrant

August 20, 2001                       By /s/ Danny L. Pixler
                                      ------------------------------------------
                                      Danny L. Pixler-Chairman & Chief Executive