Form 10QSB
period 2001-09-30
LOGISTICS MANAGEMENT RESOURCES INC
filed 2001-11-14
CIK 820408

UNITED STATES SECURITIES AND EXCHANGE COMMISION

                             WASHINGTON, D.C. 20549

                                   FOR 10-QSB

                  ANNUAL REPORT PURSUANT TO SECTION13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Nine Months Ended September 30, 2001

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

There were 35,156,013 shares of the Registrant's common stock issued at November 12, 2001 with 15,100,104 restricted with an estimated float of 20,055,909.

                              U.S. TRUCKING, INC.
                                   FORM 10-QSB

                                      INDEX

PART I:   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEETS (UNAUDITED) September 30, 2001 AND DECEMBER 31, 2000

          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

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

We have reviewed the accompanying balance sheet of Logistics Management Resources, Inc. as of September 30, 2001 and the related statements of operations for the nine months then ended, and the cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The September 30, 2000 financial statements of Logistics Management Resources, Inc., formerly U.S. Trucking, Inc., were reviewed by other accountants whose report dated December 21, 2000 stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.

                                    /s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
November 7, 2001

                      Logistics Management Resources, Inc.

                           F.T.A. U.S. Trucking, Inc.

                              Financial Statements

                               September 30, 2001

                      Logistics Management Resources, Inc.

                           F.T.A. U.S. Trucking, Inc.

                        Index to the Financial Statements

                               September 30, 2001

                                                                     Page

Financial Statements

     Balance Sheets................................................     1

     Statements of Operations......................................     2

     Statements of Cash Flows......................................    3-5

     Notes to the Financial Statements.............................   6-12

                      Logistics Management Resources, Inc.

                           F.T.A. U.S. Trucking, Inc.

                                 Balance Sheets

                                                                                            September 30,      December 31,
                                                                                                 2001              2000
                                                                                          -----------------  -----------------
           Assets
Current Assets


     Inventory                                                                            $               -  $         162,000
                                                                                          -----------------  -----------------
           Total Current Assets                                                                           -            162,000
Property and equipment, at cost less accumulated depreciation of $1,622 and
     $244, respectively                                                                               7,237                975
Prepaid expenses                                                                                  1,266,724                  -
Debt issuance costs, net of accumulated amortization of $86,992 and
     $43,522, respectively                                                                           36,724             80,195
                                                                                          -----------------  -----------------
           Total Assets                                                                   $       1,310,685  $         243,170
                                                                                          =================  =================


           Liabilities and Stockholders' Equity
Current Liabilities

     Cash overdraft                                                                      $                - $            29,688
     Accrued expenses                                                                               355,227             260,477
     Accrued interest                                                                             3,252,786           1,728,731
     Due to related party                                                                           693,666             317,820
     Convertible debentures                                                                       4,405,000           4,405,000
     Loans payable                                                                                2,584,015           2,459,599
     Net liabilities of discontinued operations                                                  13,267,968          13,422,749
                                                                                          -----------------  ------------------
           Total Liabilities                                                                     24,558,662          22,624,064
                                                                                          -----------------  ------------------

Commitments and contingencies

Stockholders' Equity

     Preferred stock, no par value; (10,000,000 shares authorized)
       Series A (99,000 shares outstanding)                                                             132                 132
       Series B (2,000 shares outstanding)                                                        2,000,000           2,000,000
       Series C (50,000 shares outstanding)                                                          15,000              15,000
       Series D (950 shares outstanding)                                                            950,000             950,000
       Series E (2,300 shares outstanding)                                                        2,300,000           2,300,000
     Common stock, no par value; 75,000,000 shares authorized,
       20,055,909 shares issued and outstanding
     Additional paid-in capital                                                                  15,688,390          12,197,922
     Treasury stock                                                                                 (68,401)                  -
     Subscription receivable                                                                       (906,788)           (906,788)
     Accumulated (deficit)                                                                      (43,226,310)        (38,937,160)
                                                                                          -----------------  ------------------
           Total Stockholders' Equity (Impairment)                                              (23,247,977)        (22,380,894)
                                                                                          -----------------  ------------------
           Total Liabilities and Stockholders' Equity                                     $       1,310,685  $          243,170
                                                                                          =================  ==================




See notes to the financial statements.

                                 Logistics Management Resources, Inc.
                                      F.T.A. U.S. Trucking, Inc.
                                       Statements of Operations

                                                                                Three                              Nine
                                                               Three            Months                             Months
                                                              Months             Ended         Nine Months          Ended
                                                               Ended           September          Ended           September
                                                             September         30, 2000         September         30, 2000
                                                             30, 2001         (Restated)         30, 2001        (Restated)
                                                          ---------------   ---------------   --------------   ---------------
Continuing Operations:
Net Revenue                                               $       160,076   $             -  $       160,076   $             -
Cost of Equipment Sold                                            162,000                 -          162,000                 -
                                                          ---------------   ---------------   --------------   ---------------
       Gross Profit                                                (1,924)                -           (1,924)                -
                                                          ---------------   ---------------   --------------   ---------------
Operating Expenses

       Depreciation and amortization                               14,909           667,662           44,848           865,042
       Taxes and licenses                                           7,386             2,096            7,386             3,608
       Salaries, wages and benefits                                17,280            53,403           30,074           101,442
       Occupancy costs                                                  -             8,508            4,200            28,400
       Administrative expenses                                    427,647           426,599        2,559,061         1,099,353
                                                          ---------------   ---------------   --------------   ---------------
         Total Operating Expenses                                 467,222         1,158,268        2,645,569         2,097,845
Net Operating Loss before Discontinued
         Operations                                              (469,146)       (1,158,268)      (2,647,493)       (2,097,845)
Discontinued Operations:
       Loss on disposal of discontinued operations                (94,288)      (20,000,243)        (108,937)      (24,820,598)
                                                          ---------------   ---------------   --------------   ---------------
Net (Loss) before Other Income and Expense                       (563,434)      (21,158,511)      (2,756,430)      (26,918,443)
     Interest income                                                    -           133,188                -           155,435
     Interest expense                                            (210,699)          (87,839)      (1,532,720)         (199,380)
                                                          ---------------   ---------------   --------------   ---------------
Net (Loss) before Income Taxes                                   (774,133)      (21,113,162)      (4,289,150)      (26,962,388)
Provision for (Benefit from) Income Taxes                               -                 -                -                 -
                                                          ---------------   ---------------   --------------   ---------------
Net (Loss)                                                $      (774,133)  $   (21,113,162)  $   (4,289,150)  $    (26,962,388)
                                                          ===============   ===============   ==============   ===============
Earnings (Loss) Per Common Share

     (Loss) from continuing operations                    $        (0.04)   $        (0.06)   $        (0.27)  $         (0.12)
     (Loss) from discontinued operations                           (0.01)            (1.10)           (0.01             (1.36)
                                                          ---------------   ---------------   --------------   ---------------
     Basic and diluted earnings per share                 $        (0.05)   $        (1.16)   $        (0.28)  $         (1.48)
                                                          ===============   ===============   ==============   ===============

Weighted Average Number of Common Shares                       15,279,795        18,229,461       15,279,795        18,229,461
Outstanding
                                                          ===============   ===============   ==============   ===============



See notes to the financial statements.

                      Logistics Management Resources, Inc.

                           F.T.A. U.S. Trucking, Inc.

                            Statements of Cash Flows

                                                                                                                    Nine
                                                                                                  Nine             Months
                                                                                                 Months             Ended
                                                                                                  Ended           September
                                                                                                September         30, 2000
                                                                                                30, 2001         (Restated)
                                                                                             ---------------   ---------------
Cash Flows From Operating Activities
     Continuing Operations


         Loss before income taxes                                                           $     (4,180,213) $     (2,141,790)

     Adjustments to Reconcile Net (Loss) to Net Cash Used By
         Operating Activities

         Depreciation and amortization expense                                                        44,848           865,042
         Issuance of common stock for services rendered                                            3,310,469                 -
         Issuance of common stock for purchase of business                                           180,000                 -
     (Increase) decrease in Assets

         Inventory                                                                                   162,000                 -
         Prepaid expenses                                                                         (1,266,724)                -
     Increase (decrease) in Liabilities

         Cash overdraft                                                                              (29,688)                -
         Accrued expenses                                                                             94,750                 -
         Accrued interest                                                                          1,524,055                 -
                                                                                             ---------------   ---------------
     Net Cash Used in Continuing Operations                                                         (160,503)       (1,276,748)
                                                                                             ---------------   ---------------

     Discontinued Operations

         Loss before income taxes                                                                   (108,937)      (24,820,598)
         Adjustments to Reconcile Net (Loss) to Net Cash Used
         By Operating Activities

         Decrease in net assets of discontinued operations                                                 -        14,629,312
         (Decrease) in net liability of discontinued operations                                     (154,781)                -
                                                                                             ---------------   ---------------
             Net Cash Used in Discontinued Operations                                               (263,718)      (10,191,286)
                                                                                             ---------------   ---------------
             Net Cash Used in Operating Activities                                                  (424,221)      (11,468,034)
                                                                                             ---------------   ---------------

Cash Flows From Investing Activities

         Purchases of equipment                                                                       (7,640)                -
                                                                                             ---------------   ---------------
             Net Cash (Used in) Investing Activities                                         $        (7,640)  $             -
                                                                                             ---------------   ---------------






See notes to the financial statements.

                      Logistics Management Resources, Inc.

                           F.T.A. U.S. Trucking, Inc.

                       Statement of Cash Flows (Continued)

                                                                                                                Nine Months
                                                                                               Nine Months         Ended
                                                                                                  Ended          September
                                                                                                September         30, 2000
                                                                                                30, 2001         (Restated)
                                                                                             ---------------   --------------
Cash Flows from Financing Activities


     Net proceeds from related parties                                                       $       375,846   $      186,023
     Purchase of treasury stock                                                                     (118,401)               -
     Sale of treasury stock                                                                           50,000                -
     Proceeds from loans payable                                                                     124,416                -
     Principal payments on long-term debt                                                                  -       (2,810,916)
     Issuance of convertible debentures                                                                    -        7,435,000
     Proceeds from long-term debt financing                                                                -        5,600,208
                                                                                             ---------------   --------------
         Net Cash Provided By Investing Activities                                                   431,861       10,410,315
                                                                                             ---------------   --------------

Net Increase (Decrease) in Cash                                                                            -       (1,057,719)
Cash at beginning of period                                                                                -        1,057,719
                                                                                             ---------------   --------------
Cash at end of period                                                                        $             -   $            -
                                                                                             ===============   ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid during the year for:

         Interest expense                                                                    $              -  $       185,930
                                                                                             ===============   ===============
         Income taxes                                                                        $              -  $             -
                                                                                             ===============   ===============

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

                       Statement of Cash Flows (Continued)

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

During the nine months ended September 30, 2001, the Company issued 15,488,764 shares of common stock for services rendered valued at $3,310,469, of which $2,043,745 was expensed during the period.

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

          On November 30, 2000, UST Logistics, Inc., Mencor, Inc., Prostar, Inc. and Gulf Northern Transport, Inc., LMRI's four operating subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Middle District of Florida, Jacksonville Division. During the nine months ended September 30, 2001, the subsidiaries converted their petition from reorganization under Chapter 11 to liquidation under Chapter 7 of the Bankruptcy Code.

          Prior to December 31, 2000 the Company terminated its auto liability insurance business.

          LMRI's prospective principal business is to provide for the transportation needs of clients through "Total Logistics Management," which includes managing clients' domestic and international trucking, load matching, consolidation and warehousing requirements.

          On January 29, 2001, the Company held a Special Stockholders' Meeting to vote on a corporate name change and reverse split of the Company's common stock. The Company's Board of Directors approved the change of the Company's name to Logistics Resources Management, Inc. At the Special Stockholders' Meeting, stockholders approved the name change and reverse split of the shares of the Company's common stock on a 100 for 1 basis. The record date for the reverse split was February 12, 2001. The Company also changed its symbol on the Over The Counter Bulletin Board to "LMRI" to reflect its new name.

          Effective January 1, 2001, the Company purchased all of the issued and outstanding common stock of Trans-Logistics, Inc., a Florida corporation. The Company purchased one hundred percent of Trans-Logistics' issued and outstanding common stock at the price of
          $80,000, plus, four times Trans- Logistics' gross brokerage commissions for the period of October 1, 2001 to December 31, 2001, plus, any accounts receivable (after adjusting for accounts payable) less any payments by the Company of the assumption of liabilities with Atech Commercial Corp. in excess of $120,000. On August 10, 2001 the Company and Trans-Logistics, Inc. agreed to rescind and cancel the terms and conditions of the acquisition agreement. Under the terms of the rescission agreement, the Company agreed to reimburse Trans-Logistics, Inc. 1,500,000 shares of the Company's common stock. The rescission agreement was effective as of July 1, 2001.

                      Logistics Management Resources, Inc.

                           F.T.A. U.S. Trucking, Inc.

                        Notes to the Financial Statements

Note 1   -  General and Summary of Significant Accounting Policies (Continued)

     (B)  Revenue Recognition

          During 2001, the Company changed its revenue recognition policy to record revenue at the time freight is picked up at the customer's site.

     (C)  Earnings Per Share

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

     (D)  Fair Value of Financial Instruments

          The fair values of accounts payable and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments.

     (E)  Securities Issued for Services

          The Company accounts for common stock issued for services by reference to the fair market value of Company's common stock on the date of issuance less a discount for volatility and marketability. The issuances are accounted for as a prepaid expense and amortized over four quarters commencing with the quarter in which they are issued.

     (F)  Debt Issuance Costs

          Debt issuance costs are recorded at cost and are being amortized over the term of the related obligations or their conversion, if sooner, using the effective interest method. Accumulated amortization was $86,992 at September 30, 2001 and $43,522 at December 31, 2000.

     (G)  Income Taxes

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

     (H)  Use of Estimates

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

     (I)  Reclassifications

          Certain   reclassifications   were  made  to  prior  period  financial
          statement presentations to conform with current period presentations.

     (J)  Inventory

          Inventory consists of transportation equipment held for resale.

     (K)  Property and Equipment

          Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Accelerated methods of depreciation are followed for tax purposes and the straight-line method is used for financial reporting purposes.

Note 2 - Equipment

         Equipment at cost, less accumulated depreciation, consists of the following:

                                           September 30,       December 31,
                                                2001               2000
                                          ----------------   ----------------
Office Equipment                          $          8,859   $          1,219
Less accumulated depreciation                        1,622                244
                                          ----------------   ----------------
  Total                                   $          7,237   $            975
                                          ================   ================

         Depreciation expense charged to operations for the nine months ended September 30, 2001 and 2000 was $1,378 and $244, respectively.

Note 3 - Convertible Debentures

         During 2000, the Company issued $4,650,000 of 10% convertible debentures due May 31, 2002. The Company received proceeds of $4,502,000 , net of $148,000 of debt issuance costs. The debt issuance costs are being amortized over the life of the debentures. $43,470 and $21,761 was amortized during the nine months ended September 30, 2001 and 2000, respectively.

         The holders of the debentures are entitled, at their option, to convert at any time, all or any part of the principal amount of the debentures plus accrued interest.

                      Logistics Management Resources, Inc.

                           F.T.A. U.S. Trucking, Inc.

                        Notes to the Financial Statements

Note 3 - Convertible Debentures, Continued

  The price per share of Common Stock into which the debentures are convertible is the higher of $1.50 or the lower of 80% of the average closing bid price of the Common Stock quoted on the OTC Bulletin Board for three trading days preceding the conversion date or $2.37 per share. In no event will the conversion price be less than $1.50 per share.

Note 4 - Acquisitions

  Effective January 2, 2001, the Company purchased all of the issued and outstanding common stock of Trans- Logistics, Inc., a Florida corporation. On August 10, 2001 the Company and Trans-Logistics, Inc. agreed to rescind and cancel the terms of conditions of the acquisition agreement. Under the terms of the rescission agreement, the Company agreed to reimburse trans-Logistics, Inc. 1,500,000 shares of the Company's common stock. The rescission agreement was effective as of July 1, 2001.

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

  General Electric Capital Corporation

  On November 27, 2000, Gulf Northern Transport, Inc., Prostar, Inc., U.S.T. Logistics, Inc. , as borrowers, and LMRI, as a guarantor, entered into a Restructure Agreement with respect to certain financing arrangements pursuant to a loan and security agreement dated December 22, 1998 between the borrowers and General Electric Capital Corporation. Pursuant thereto, the Company estimates its liability to be $10,440,408. As of May 15, 2001, the Company was in default as to its obligations under the Restructure Agreement. October 1, 2001, General Electric Capital Corporation filed suit against the Company.

  Captive Insurance Program

  Prior to December 31, 2000, the Company terminated its auto insurance business and has been advised by counsel that its maximum exposure may be $1,414,492. The Company contemplates satisfying this liability at the rate of $50,000 per month commencing in January 2002. The present value of this obligation, applying a 10% effective interest rate, amounts to $1,203,657.

Equipment Financing Arrangements

  The Company is a guarantor as to certain equipment notes and leases of its former subsidiaries. The Company estimates its gross liability to be $3,316,915 pursuant to these financing arrangements and the realizable value of the related collateral to be $2,484,000 resulting in an estimated guarantee obligation of $832,915.

  Other guaranteed obligations ranging from payroll taxes, delinquent rents and delinquent vendor payables total $790,988.

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

Note 7 - Related Party Transactions

  Amounts due to related party of $693,666 as of September 30, 2001 and $317,820 at December 31, 2000 consist of amounts borrowed by the Company from entities with similar ownership interests. Amounts outstanding bear no interest and repayment is expected as cash flows are available.

Note 8 - Going Concern

  The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

  As shown in the accompanying financial statements, the Company incurred a net loss of $(4,180,213) for the nine months ended September 30, 2001 and, as of that date, had a working capital deficiency of $(24,558,662) and a net worth deficiency of $(23,247,977). Also, as discussed at Note 1, the Company's four operating subsidiaries filed voluntary petitions for liquidation under Chapter 7 of the Bankruptcy Code and, as described at Note 5, the Company is liable as a guarantor on certain indebtedness of it's former subsidiaries.

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

Note 9 - Commitments and Contingencies

  Stock Activity:

  During 2000, LMRI issued a total of 7,800,000 shares of common stock to several companies and individuals as collateral in connection with contingent transactions. In 2000, the 7,800,000 shares were issued to a majority stockholder for its guaranty as to the Company's Restructure Agreement with General Electric as discussed in Note 5.

  During 2000, 1,500,000 shares of common stock were issued as collateral to a preferred stockholder but not considered issued and outstanding.

                      Logistics Management Resources, Inc.

                           F.T.A. U.S. Trucking, Inc.

                        Notes to the Financial Statements

Note 9 - Commitments and Contingencies, Continued

  During the nine months ended September 30, 2001, the Company issued 19,738,764 shares of common stock. Of such shares 14,388,764 were issued for future advisory and consulting services, 2,500,000 shares were issued as collateral for a line of credit and 2,850,000 shares were issued pursuant to the rescission agreement with Translogistics, Inc.

  Operating Leases:

  In February, 2000, the Company leased 4,000 square feet of space in Mt. Pleasant, South Carolina to house its corporate office and brokerage operations. The lease calls for monthly payments of $6,380 and is for a term of 12 months. Upon the Chapter 11 filing of its former subsidiaries, the corporate offices were moved to Louisville, Kentucky. The South Carolina lease expired in February, 2001.

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

                      Logistics Management Resources, Inc.

                           F.T.A. U.S. Trucking, Inc.

                        Notes to the Financial Statements

Note 9 - Commitments and Contingencies, Continued

  Southtrust Bank filed suit against the Company and certain affiliates for $2.8 million. The suit claims the Company and certain affiliates defaulted on certain guarantees relating to the purchase of 66% of Professional Transportation Group by Logistics Management LLC. The Company contends that it was improperly served. A judgment was granted against the Company and certain affiliates. The Company has filed a Supplement To Motion To Set Aside Entry of Default in this matter and intends to aggressively defend against this action. In addition, the Company believes it has counterclaims in this matter.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis of the Company's financial condition as of September 30, 2001 and the Company's results of operation for the nine month periods ended September 30, 2001 and 2000 should be read in conjunction with the Consolidated Financial Statements, including the footnotes, and it should be understood that this discussion is qualified in its entirety by the foregoing and other, more detailed financial information appearing elsewhere herein. Historical results of operations and the percentage relationships among any amounts included in the Consolidated Statement of Operations, and any trends which may appear to be inferable therefrom, should not be taken as being necessarily indicative of trends of operations or results of operations for any future periods.

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

DESCRIPTION OF BUSINESS

General:

     Logistics Management Resources, Inc. is a holding company that currently has no operating entities or revenues. The company is currently restructuring and intends to expand its business through acquisition and internal growth.

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

     The Company signed a letter of intent on April, 2001 to acquire America's PEO, Inc. ("APEO"), a premier employee leasing company, headquartered in Cherry Hill, New Jersey. Effective November 1, 2001, the Company and America's PEO Holdings, Inc., APEO's parent and successor in interest, terminated the letter of intent and obligations thereunder.

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

RESULTS OF OPERATIONS:



Nine months ended September 30, 2000 compared to September 30, 2001

Continuing Operations:

Operating Revenues

     Total operating revenues increased from zero for the nine months ended September 30, 2000 to $106,076 for the nine months ended September 30, 2001. The reasons for this increase was the disposal of discontinued operations and the filing for protection under Chapter 11 of the U.S. Bankruptcy code for U.S. Trucking, Inc's operating subsidiaries Gulf Northern Transport, Inc., Prostar, Inc. and U.S.T. Logistics, Inc. on November 30, 2000 and the termination of the Company's captive insurance program. The current period revenue was generated from the operations of Trans-Logistics, Inc.

Salaries, Wages and Benefits

          Salaries, wages and benefits decreased from $101,442 for the nine months ended September 30, 2000 to $30,074 for the nine months ended September 30, 2001. The reason for the decrease was the recision and discontinued operations of Trans-Logistics, Inc.

Depreciation and Amortization

         Depreciation and amortization decreased from $865,042 for the nine months ended September 30, 2000 to $44,848 for the nine months ended September 30, 2001. The reason for this decrease was the write off of over-valued goodwill and fixed assets as well as a lack of assets the Company is able to depreciate and amortize.

General and Administrative

         General and administrative expenses increased from $1,099,353 for the nine months ended September 30, 2000 to $2,559,061 for the nine months ended September 30, 2001. The main reason for this was the increase in consulting costs related to the restructuring of the company.

Discontinued Operations

         Income  from   discontinued   operations   decreased  from  a  loss  of
 ($24,820,598) for the nine months ended September 30, 2000 to a loss of ($108,937) for the nine months September 30, 2001. All operating subsidiaries filed bankruptcy on November 30, 2000 and the disposal of discontinued operations was recorded accordingly. All financial statements for the year 1999 and 2000 have been restated. Thus the reason for the decrease in income from discontinued operations is the fact that all operations that were active during the first quarter of 2000 are included in the discontinued operations caption.

Interest

         Interest expense increased from $199,380 for the nine months ended September 30, 2000 to $1,532,720 for the nine months ended September 30, 2001. The primary reason for the increase was accrued late registration filing penalties related to convertible debentures and preferred stock.

         Net income decreased from a loss of ($26,962,358) for the nine months ended September 30, 2000 to a net loss of ($4,125,226) for the nine months ended September 30, 2001. The primary reason for the decrease in net operating loss was that the company has limited its expenses in its restructuring efforts and rescinded its acquisition of Trans-Logistics, Inc., which had reported losses for the second quarter.

Liquidity and Capital Resources

         Our stockholders' equity impairment has increased from ($22,380,894) as of December 31, 2000 to ($23,247,977) for the nine months ending September 30, 2001. Total liabilities and stockholders' equity has increased from $243,170 for the period ending December 31, 2000 to $1,310,685 for the nine months ended September 30, 2001.

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

         GE Capital Corporation commenced an action against the company on October 1, 2001 allegedly as a result of the company's obligations under a Restructure Agreement. GE Capital Corporation, the Company, its subsidiaries and certain affiliates entered into a Restructure Agreement on November 28, 2000. The agreement between our company and G.E. Capital Corporation relates to the balance of our obligations to GECC in connection with its accounts receivable line of credit and with GE Capital Commercial Equipment Funding in connection with an equipment loan. The respective loan balances have been consolidated into a single Term Note with an estimated principal balance of $11,273,324 as of March 31, 2001. This estimated balance is expected to be reduced by the collection of accounts receivable, the possible sale of subsidiary accounts receivable and the sale of equipment held as collateral on the equipment loan portion. The loan is to be repaid over a three-year term with a five-year amortization schedule and a balloon payment of the balance on December 1, 2003. The note bears interest at the 30-day dealer placed commercial paper rate (as published in the Wall Street Journal), plus 4.5%. Interest for the first year will be accrued and applied to the principal balance.

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

Defaults Upon Senior Securities

     As of September 30, 2001 we were in default with two senior debt holders in the amount of $2,002,915 which has been accrued on our balance sheets. The reason for the defaults is that we have been unable to satisfy the payment of delinquent interest and late penalty fees with regard to these matters. We intend to renegotiate the terms of these agreements to more favorable terms for the senior debt holders, the company and our shareholders.

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

                 LOGISTICS MANAGEMENT RESOURCES, INC.
                 ---------------------------------------------
                 Registrant

November 14, 2001                       By /s/ Danny L. Pixler
                                      ------------------------------------------
                                      Danny L. Pixler-Chairman & Chief Executive