Form 10KSB
period 2001-12-31
LOGISTICS MANAGEMENT RESOURCES INC
filed 2002-04-01
CIK 820408

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10K-SB
           Annual Report under Section 13 or 15 (d) of the Securities
                               Exchange Act 1934:

                       Fiscal Year Ended December 31, 2001

                       Commission File Number: 33-9640-LA

                      LOGISTICS MANAGEMENT RESOURCES, INC.
                         (formerly U.S. Trucking, Inc.)
                    (Exact Name of Registrant in its Charter)

         Colorado                                         68-0133692
(State or other Jurisdiction                   (IRS Employer Identification No.)
       of Incorporation)

            10602 Timberwood Circle, Suite # 9, Louisville, KY 40223 (Address of Principal executive Offices including Zip Code)

                                 (502) 339-4000
                         (Registrant's Telephone Number)

      Securities registered under Section 12(b) of the Exchange Act: None.

     Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value.

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days: Yes X No
..

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment thereto. [ ].

Registrant's revenues for its most recent fiscal year:  $  - 0 - .

Market value of Common Stock, no par value, held by non-affiliates at March 27, 2002: $1,440,017.

Shares of Common Stock, no par value, outstanding at March 27, 2002: 43,250,465 shares.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format (check one):  Yes [ X ]  No [    ]

                                TABLE OF CONTENTS


                                     PART I

                                                                            PAGE

Item 1.  Description of Business                                              3

Item 2.  Description of Property                                              5

Item 3.  Legal Proceedings                                                    5

Item 4.  Submissions of Matters to a Vote of Security Holders                 7


                                     PART II


Item 5.  Market For Common Equity and Related Stockholder Matters             7

Item 6.  Management's Discussion and Analysis or Plan of Operation            8

Item 7.   Financial Statements                                                F1

Item 8.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosures                                          9


                                    PART III

Item 9.  Directors, Executive Officers, Promoter and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                    9

Item 10. Executive Compensation                                               10

Item 11. Security Ownership of Certain Beneficial Owners and Management       11

Item 12. Certain Relationships and Related Transactions                       12

Item 13. Exhibits and Reports on Form 8K                                      13

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

                                     General

         Logistics Management Resources, Inc. ("LMRI" or the "Company" interchangeably) is a holding company that was originally organized in 1998 to acquire, consolidate and manage transportation companies. Through out the late 1990's and early 2000 the Company completed approximately nine acquisitions of mid-to-long haul truck lines, container operations and brokerage operations which it consolidated into four units, Gulf Northern Transport, Inc., ProStar, Inc., Mencor, Inc., and UST Logistics (the "Business"). During late 2000 the Business encountered industry problems including: economic slow down, increasing fuel costs, increasing interest rates and under-utilized equipment.

         After several attempts at restructuring and facing substantial losses, the Company determined its best course of action was to cease operation of the unprofitable Business. On November 30, 2000, the Company's Business sought the protection of Chapter 11 of the Federal Bankruptcy Act in the Jacksonville, Florida District Court. Subsequently the Court appointed Trustee converted the Chapter 11 filing to Chapter 7.

         The Company, LMRI, did not file bankruptcy but is currently working to resolve, through negotiations, the settlement or mitigation of its liabilities and those arising from its failed Business. The Company believes that upon reaching settlement it will be able to restructure favorably, allowing it the framework necessary to focus identifying and acquiring another business.

                             History and Development

         LMRI, formerly U.S. Trucking, Inc. (OTCBB:USTK) was incorporated in Colorado under the name Northern Dancer, Inc. in January 1987 for the purpose of acquiring an operating business. In September 1998, it completed a reverse acquisition of U.S. Trucking, Inc., a Nevada corporation.

         By late 2000, in the face of substantial losses, the Company determined it was in its best interest to cease operations of it unprofitable Business operations. Accordingly, on November 30, 2000, the unprofitable Business, which was comprised of Gulf Northern Transport, Inc., ProStar, Inc., Mencor, Inc., and UST Logistics, Inc., filed for Chapter 11 protection in Jacksonville, FL District of the Federal Court.

         In February of 2001, the Company's Board of Directors and shareholders approved the change of its name from U.S. Trucking, Inc. to Logistics Management Resources. Inc. The shareholders also approved a reverse split of the Company's common stock on a 1 for 100 basis, which was affected through the Company's transfer agent on February 12, 2001. The Company began trading under its new symbol "LMRI" on February 12, 2001.

         The Company entered an agreement to purchase all of the stock of Interstate University, Inc., a driver school located in Evansville, Indiana in late February of 2002. The terms of the purchase require the Company to pay $200,000 over a five year term. The Company anticipates closing the transaction in April, 2002.


C.  Risk Factors Associated with Our Business and Us

1. Nature of the Business: The sole business of the Company at this time is to resolve the litigations and liabilities it faces, which will allow the Company the framework to direct its activities toward acquiring a new business operation.

2. No Assurance of Success: There can be no assurance that the Company will be successful in its attempt to resolve or mitigate its liabilities.

3. Operating History: In view of the past operating history, the Company's prospects for success must be seriously considered given the widely-known risks, expenses and problems that are frequently encountered by companies in the early phases of restructuring an unhealthy business.

4. Requirement for Additional Capital: The Company's business plan is completely dependent upon its ability to mitigate its liabilities and successfully defend against the outstanding litigation. In addition, the Company must be able to raise additional capital for its business purposes. There can be no assurance that we will be successful in accessing sufficient external capital, or in generating sufficient funds internally that collectively will meet our long-term requirements.

5. Limited Trading Market for Our Common Stock: Although the prices for our common stock are published daily on the NASD's over-the-counter Bulletin Board, there can be no assurance that a significantly greater trading market will develop, and even if it did develop, that such greater market interest would be sustained. The absence of greater market interest may significantly affect the marketability and liquidity of an investment in our common shares.

         In addition, holders of our common stock may experience substantial difficulty in selling their securities as a result of the "penny stock rules" adopted by the SEC, which restrict the ability of brokers to sell certain securities of companies whose assets, or revenues fall below the thresholds established by those rules. See Item 5 for further discussion of "penny stock rules."

6. Reliance on Key Employees: The Company's viability is substantially dependent upon the performance of its senior management. In particular, our success depends on the continued efforts of our chairman, Danny L. Pixler.

7. Other Activities of Our Officers and Directors: From time to time our director and executive officer may serve as director or executive officer of other companies and, to the extent that such other companies may participate in the industries in which we may seek to participate, such director may have a conflict of interest. In addition, our dependence on such director and officer who devotes time to other business interests may create conflicts of interest. The fiduciary obligations of this individual to the other company may conflict with the individual's fiduciary obligations to us and vice versa.

8. Company's Activities Controlled by Management: Our current officer and director, beneficially owns 200,000 shares of Series C Preferred Stock, which voting rights are equal to 100 Common Shares each of twenty million votes. As such Mr. Pixler may materially influence the Company's affairs, including but not limited to, the election of directors.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company occupies approximately 1,600 square feet of office space on a month-to-month basis located at 10602 Timberwood Circle, Suite # 9, Louisville, KY 40223.

ITEM 3.  LEGAL PROCEEDINGS

         We are a party to the following threatened or pending litigation matters:

         CIT Group/Equipment Financing, Inc. filed suit against the Company and certain other parties in the Superior Court of NJ, Law Division Union County, Docket No. UNN-L-3556-00 on July 7, 2000 for the return of six tractors formerly used in the business of American Intermodal Services, Inc., some of the operations of which Gulf Northern Transport took over in the spring of 2000. We denied we ever received the tractors. A default judgment was granted in November 2001 against all defendants in the amount of $384,599.89. We understand that certain of the tractors have since been recovered by CIT. We deny that CIT had jurisdiction over us in the New Jersey court wherein the lawsuit was brought and that the judgment is therefore invalid. CIT has to date not pursed collecting the judgment.

         Allstates World Cargo, filed suit against the Company and its chairman for $678,000. The suit claims the Company and the chairman defaulted on certain business guarantees related to the acquisition of Trans-Logistics as of January 1, 2001. The Company and the chairman have filed an answer in this matter and intend to defend these matters vigorously. The Company and the chairman believe they have significant counterclaims in this matter.

         Southtrust Bank, filed suit against the Company and numerous other parties in the U.S. District Court for the Northern District of Alabama, Southern Division on April 30, 2001 (No. CV-01-AR-1068-S). The suit claimed that we are liable as guarantor on approximately $4.7 million of debt owed by Professional Transportation Group Ltd., Inc. ("PTG") and Timely Transportation, Inc. ("Timely") as primary obligors. PTG and Timely are entities with which we were engaged in merger negotiations in 2000. Southtrust received a judgment in the amount of $2.8 million against us but has not taken any actions to date to collect the judgment to date.

         G.E. Capital Corporation, filed suit against the Company on October 25, 2001 in Circuit Court of Randolph County, Missouri for $60,000 in unpaid copier lease payments and the return of three copiers used by certain of our former subsidiaries.. The suit is in the discovery stage.

         Porter, Levay & Rose, Inc., sued us in Jefferson Circuit Court, Jefferson County Kentucky in September 2000 to collect $30,000 allegedly due for public relations services. We have denied the claim for a lack of consideration and breach of contract. The suit is in the discovery stage.

         Sandra Sherman, sued the Company in the Iowa District Court, Des Moines County Iowa for unspecified damages for claims relating to Ms. Sherman's participation in the Company's bankrupt subsidiary, Gulf Northern Transport, Inc.'s health care plan. The claims relating to unpaid benefits are believed to amount to approximately $50,000. The suit is in the discovery stage.


         G.E. Capital Corporation ("GECC"), commenced an action against the Company on October 1, 2001 in the U.S. District Court for the Western District of Kentucky, Louisville Division, alleging a breach of the Company's obligations under a Restructuring Agreement executed by GECC, the Company, its subsidiaries and certain affiliates on November 28, 2000. The agreement between the Company and GECC related to the restructuring of certain obligations to GECC in connection with the revolving line of credit and equipment loan extended its operating subsidiaries. The Company has filed a responsive pleading asserting substantial counterclaims. On January 4, 2002 GECC made a motion to dismiss the Company's counterclaims and on March 1, 2002 the Company opposed that motion and filed a cross-motion to dismiss the complaint filed by GECC, or, the alternative, to stay this action pending the resolution of certain proceedings pending in the U.S. Bankruptcy Court for the Middle District of Florida, which involve certain subsidiaries of the Company. The Company intends to aggressively defend against this action and to seek recovery under its counterclaim against GECC.

         Emergent Capital, L.P., filed suit against the Company in the U.S. District Court for the Southern District of New York on September 20, 2000. The complaint alleged that Emergent Capital was owed $300,000 in contractual penalties for the failure to register certain shares for resale, which Emergent purchased in September of 1999. The matter was settled for the sum of $140,000 payable over several months, and the action discontinued by the order of the court dated May 17, 2001. The Company has not met all of its obligations under the settlement agreement and judgment in the amount of $130,846.54 was entered on September 10, 2001.

         First Insurance Funding Corporation, filed suit against the Company in Circuit Court of Cook County Illinois on February 19, 2002 in connection with a settlement the Company had allegedly entered into with respect to payments allegedly owed First Insurance by the Company and certain other parties in an insurance premium finance arrangement. The amount claimed due under the promissory note entered into in connection with the agreement is $123,000. The Company is evaluating the claims and has not filed an answer.

         The financial statements of the Company reflect an estimated liability of $16,960,504 with respect to the above claims matters at December 31, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2001.

                                     PART II


 ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock has traded on the NASD over the counter Bulletin Board under the symbol LMRI, since February 12, 2001, and under the symbol USTK prior. There were no inside quotes reported for the period presented and the market for our common stock has often been sporadic and limited.

         The following table sets forth in the periods indicated the range of high and low bid prices per share of our common stock traded as reported by the NASD over the counter Bulletin Board.

            Quarter Ended                              High Bid     Low Bid
            -------------                              --------     -------

            March 31, 2000                           $   3.56     $   2.06
            June 30, 2000                                4.43         1.37
            September 30, 2000                           2.50          .27
            December 31, 2000                             .51          .03

            March 31, 2001                                .29          .07
            June 30, 2001                                1.95          .18
            September 30, 2001                            .28          .03
            December 31, 2001                             .11          .03

         Since our shares began trading on the NASD over the counter Bulletin Board, the prices for our shares have fluctuated widely. There may be many factors that may explain these variations. We believe that such factors include
(a) the demand for our common stock, (b) the number of shares of our common stock available for sale, and (c) changes in the performance of the stock market in general, among others.

         In recent years, the stock market has experienced extreme price and volume fluctuations that have had a substantial effect on the market prices. Some companies that have experienced volatility in the market place of their stock have been the objects of securities class action litigation. If our Company became the object of securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources and have an adverse effect on our business, financial condition and operating results. In addition, holders of shares of our common stock could suffer substantial losses as a result of fluctuations and declines in the market price of our common stock.

         The trading of our shares is subject to limitations set forth in Rule 15g-9 of the Securities Exchange Act. This rule imposes sales practice requirements on broker-dealers who sell so-called "penny stocks" to persons other than established customers, accredited investors or institutional investors. Accredited investors are generally defined to include individuals with a net worth in excess of $1,000,000, or individual annual income exceeding $200,000 ($300,000 with their spouse}during the previous two years and expected annual income of that amount during the current year. For sales of shares to other persons, broker-dealers must make special suitability determinations, obtain written consent from the purchaser prior to consummating the sale, and are generally prohibited from making cold-calls or other unsolicited inquires to purchasers without complying with these rules. These rules may adversely affect the ability broker-dealers and others to sell our shares in the marketplace.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

A. Forward Looking Statements: This report includes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be considered "forward looking statements". Such statements are included, among other places in this registration statement, in the sections entitled "Management's Discussion and Analysis or Plan of Operation," "Description of Business" and "Description of Property." Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated. See Part I. Item
1. "Risk Factors Associated with Our Business and Us." Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

You should read the following discussion in conjunction with the Consolidated Financial Statements, including the footnotes, and understand that this discussion is qualified in its entirety by the foregoing and other more detailed financial information appearing elsewhere herein.

B. Results of Operations: During the year ended December 31, 2002 we continued to suffer substantial losses from discontinued operations resulting from the bankruptcy of our subsidiaries in November, 2000. These losses amounted to $4,954,218 for the year ended December 31, 2001 as compared to $38,711,552 for the year ended December 31, 2000. The current year's loss is centered in the Company's reevaluation, at December 31, 2001, of its estimated liabilities as a result of its discontinued Business.

Losses from continuing operations amounted to $6,858,573 in 2001 compared to $2,356,208 in 2000. The increased cost is primarily due to higher interest expense and consulting fees.

The Company's present operations are limited, consisting solely of efforts to mitigate or otherwise resolve, through litigation, negotiation, or settlement, its material liabilities. Future operations are dependent upon the Company's success in resolving its existing liabilities, and its access to additional sources of capital sufficient to allow it to enter into another business operation. There can be no assurance that the Company will be successful in these efforts.


C. Liquidity and Capital Resources: Our working capital position continued to deteriorate from a negative $20,002,465 at December 31, 2000 to a negative $30,771,816 at December 31, 2001. Further, our deficit increased from $22,380,894 to $30,771,816 during the same period. This continued deterioration results primarily from an increase in the estimated liabilities from discontinued operations, interest expense, and consulting fees during the current year. In summary, the Company's lack of liquidity, under capitalization, and lack of profitable operations casts considerable doubt upon its ability to continue as a going concern.


ITEM 7.  FINANCIAL STATEMENTS

See attachment.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following person is our current directors and executive officers:


Name              Age      Position Held                      Term
----              ---      -------------                      ----

Danny L. Pixler   53       Chief Executive Officer,          One year
                           President and Director


         Danny L. Pixler has served as President, CEO and a Director of the Company since September 8, 1998, when the Company completed the acquisition of U.S. Trucking, Inc. He has served as President, Secretary and Treasurer of U.S. Trucking, Inc. since February 1997, as Vice President of Mencor Inc. from March 1994 until July 1998 when he became its President, as President, CEO and director of Gulf Northern from March 1995 to November 2000.

         From January 1993 until April 1994, he served as President of Joseph Land Group, a transportation company with annual sales of approximately $130 million, and from 1989 until 1992 as President of Apple Lines, Inc., a truckload refrigerated carrier with annual revenues exceeding $16 million. From 1983 until 1988, Mr. Pixler served as the Executive Vice President and General Manager of DFC Transportation, a wholly-owned subsidiary of Dean Foods, Inc., with annualized sales of approximately $60 million.

         Directors and officers are elected annually to serve for one year or until their successors are duly elected and qualified. Directors hold office until the next annual meeting of the Board of Directors.

         We have an agreement with Mr. Pixler whereby the Company is required to elect and retain Mr. Pixler as a member of the Board of Directors as long as he is a guarantor of any Logistics Management Resources, Inc., subsidiary or affiliated debt. There are no other arrangements or understandings between any director or executive officer and any other person pursuant to which any of the above-named executive officers or directors or nominees was selected as an officer or director or nominee for director.


ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information concerning the compensation of the named executive officers and directors from January 1, 2000 through December 31, 2001:

                                                                       Long Term Compensation
                                                                       ----------------------
                                    Annual Compensation (1)(2)     Awards              Payments
                                    -------------------            ------              --------
Name and Position Year     Salary   Bonuses  Other              Stock     Options    LTIP        Other
----------------- ----     ------   -------  -----              -----     -------    ----        -----

Danny L. Pixler,
President, CEO,   2000     $111,394       -      -                 -            -       -            -
and Director      2001      111,394       -      -                 -            -       -            -

Total             2000     $111,394       -      -                 -            -       -            -
                  2001      111,394       -      -                 -            -       -            -



(1) Mr. Pixler, co-founder of the Company, has options to purchase 250,000 common shares at an exercise price of $0.30 which expire in April 2004.

(2) No additional payments were made to our officers and directors for the two years ending December 31, 2001.


         The Company entered into an employment agreement with Danny L. Pixler covering the period September 1998 through September 2003. The agreement provides for an annual base salary of $105,000 with annual increases of not less than 3% per year. Compensation has been accruing but not paid to Mr. Pixler since December 2000. In addition, the agreement provides for health insurance coverage for Mr. Pixler and his dependents.

Stock Option Plan

     During September 1998, the Board of Directors adopted the stock option plan of U.S. Trucking-Nevada as the Company's Stock Option Plan, and we assumed the obligations represented by 1,500,000 options, which were already outstanding. These options have an exercise price of $0.30. The plan authorizes the issuance of options or grants to purchase up to 5,000,000 shares of our common stock. An additional 15,000,000 options have been granted under the plan at an exercise price of $3.00.

     The Plan allows the Board to grant stock options from time to time to employees, officers, directors and consultants of Logistics Management Resources, Inc. The board has the power to determine at the time that the option is granted whether the option will be an incentive stock option, an option, which qualifies under Section 422 of the Internal Revenue Code of 1986, or an option, which is not an incentive stock option. Vesting provisions are determined by the board at the time options are granted. The option price for any incentive stock option will be no less than the fair market value of the common stock on the date the option is granted, while other options may be granted at any exercise price.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the common stock as of December 31, 2001 for (1) each person who is known by us to own beneficially more than five percent (5%) of our outstanding common stock, (2) each of the current directors and officers; and
(3) all current directors and officers as a group.

                                    Shares of             Approximate Percent
Name of                             Common Stock          of Common Shares
Beneficial Owner                    Beneficially Owned    Issued and Outstanding
----------------                    ------------------    ----------------------

Directors and Officers:
      Danny L. Pixler                     -0-(1)(2)
      1004 Crooked Oak Road
      Summerville, SC 29485

5% Stockholders:

      W. Anthony Huff                     3,250,000(3)
      10602 Timberwood Circle #9
      Louisville, KY  40223

All Directors and Executive
Officers as a Group (1 Person)

-------------------------------
(1) Does not include 200,000 shares of Preferred Stock Series C owned beneficially by Danny L. and Roxann Pixler, his wife, which have voting rights equal to 100 common shares each or twenty million votes.

(2) Does not include option to purchase 250,000 common shares at $.30 per share expiring April, 2004.

(3) Does not include 200,000 shares of Preferred Stock Series C owned beneficially by The Huff Grandchildrens' Trust of which Mr. Huff is co-trustee, which have voting rights equal to 100 common shares each or twenty million votes.


----------------------------

         There are no known agreements, the operation of which may at a subsequent date result in a change in control of Logistics Management Resources Inc.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         RELATED PARTY TRANSACTIONS

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

     The Company issued 200,000 shares of Series C Preferred Stock to each of Danny L. Pixler and the Huff Grandchildren's Trust in consideration of those parties' guaranties with respect to in excess of $13,000,000 of LMRI or affiliates debt obligations. Each Series C share carries 100 votes per share on all matters submitted to a vote of stockholders, but otherwise carries no rights to dividends or other distributions.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8K.

     (a) Exhibits:  None

     (b) Reports on Form 8K:  None.


                                   SIGNATURES


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  March 29, 2002                      Logistics Management Resources, Inc.


                                            By: /s/ Danny L. Pixler
                                                -------------------
                                            Danny L. Pixler, President,
                                            Chief Executive Officer, and
                                            Director

                          Independent Auditors' Report

To the Board of Directors and Stockholders of Logistics Management Resources, Inc.

We have audited the accompanying balance sheet of Logistics Management Resources, Inc. as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity (impairment) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logistics Management Resources, Inc. as of December 31, 2001 and the results of its operations, cash flows and changes in stockholders' equity (impairment) for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 of the notes to the financial statements, the Company incurred net losses of $11,812,791 and $41,067,760 for the years ended December 31, 2001 and 2000, respectively, and as of December 31, 2001 had a working capital deficiency and an impairment of $30,771,618. The Company's ability to generate sufficient proceeds from prospective operations or debt or equity arrangement is uncertain. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Bridgewater, New Jersey
March 26, 2002

                      Logistics Management Resources, Inc.

                           F.T.A. U.S. Trucking, Inc.

                              Financial Statements

                           December 31, 2001 and 2000

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                        Index to the Financial Statements
                           December 31, 2001 and 2000


                                                                           Page



Independent Auditors' Report.............................................     1

Financial Statements

     Balance Sheet.......................................................     2

     Statements of Operations............................................     3

     Statements of Stockholders' Equity..................................    4-5

     Statements of Cash Flows............................................    6-7

     Notes to the Financial Statements...................................   8-14

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                                  Balance Sheet
                                December 31, 2001

           Assets
Current Assets

    Equipment                                                                              $      6,696
                                                                                           ------------
                                                                                                  6,696
          Total Assets
                                                                                           ============


          Liabilities and Stockholders' Equity (Impairment)
          Current Liabilities
                 Accrued expenses
                                                                                                264,825
                 Accrued interest
                                                                                              4,996,675
                 Due to related party
                                                                                                773,835
                 Loans Payable
                                                                                              2,584,015
                 Convertible debentures
                                                                                              5,198,460
                 Net liabilities of discontinued operations
                                                                                             16,960,504
                                                                                           ------------

          Total Current Liabilities
                                                                                             30,778,314
                                                                                           ------------


          Commitments and contingencies                                                               -

          Stockholders' Equity (Impairment)
              Preferred stock, no par value; (10,000,000 shares authorized)
                 Series A (99,000 shares outstanding)                                               132
                 Series B (2,000 shares outstanding)
                                                                                              2,000,000
                 Series C (50,000 shares outstanding)
                                                                                                 15,000
                 Series D (950 shares outstanding)
                                                                                                950,000
                 Series E (2,300 shares outstanding)
                                                                                              2,300,000
              Common stock, no par value; 75,000,000 shares authorized,
                 43,250,465 shares issued and outstanding                                             -
              Treasury Stock
                                                                                                (68,401)
              Additional paid-in capital
                                                                                             14,781,602
              Accumulated (deficit)
                                                                                            (50,749,951)
                                                                                           ------------

              Total Stockholders' Equity (Impairment)
                                                                                            (30,771,618)
                                                                                           ------------

          Total Liabilities and Stockholders' Equity (Impairment)                          $      6,696
                                                                                           ============


                     See notes to the financial statements.

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                            Statements of Operations


                                                                                    Year Ended December 31,
                                                                                    -----------------------
                                                                                    2001            2000
                                                                                    ----            ----
                                                                                                  (Restated)
                                                                                                  ----------
Continuing Operations:
  Operating Expenses
  Private offering fees                                                       $        -      $    149,500
  Debenture issuance costs                                                             -           146,047
  Amortization                                                                      80,195          43,522
  Depreciation                                                                       1,918             244
  Interest expense
                                                                                 4,070,069       1,728,731
  Consulting services                                                            2,476,283             -
  Administrative expenses                                                          230,108         288,164
                                                                              ------------    ------------
     Total Operating Expenses
                                                                                 6,858,573       2,356,208
                                                                              ------------    ------------


Operating (Loss) before Discontinued Operations
                                                                                (6,858,573)     (2,356,208)
                                                                              ------------    ------------

Discontinued Operations:
  Estimated (loss) on disposal of discontinued operations, including provision for operating  (loss), (net of income tax benefit of $0 and $0,
  respectively)                                                                 (4,954,218)    (38,711,552)
                                                                              ------------    ------------

    Net (Loss)                                                                $(11,812,791)   $(41,067,760)
                                                                              ============    ============

Earnings (Loss) Per Common Share
  (Loss) from continuing operations                                           $      (0.14)   $      (0.05)
  (Loss) from discontinued operations                                                (0.09)          (0.78)
                                                                              ------------    ------------
     Basic and diluted earnings per share
                                                                              $      (0.23)   $      (0.83)
                                                                              ============    ============

Weighted Average Number of Common Shares Outstanding
                                                                                52,218,684      49,751,900
                                                                              ============    ============



                     See notes to the financial statements.

                                                Logistics Management Resources, Inc.
                                                     F.T.A. U.S. Trucking, Inc.
                                                  Statement of Shareholders' Equity
                                                    Year Ended December 31, 2001

                                       Common Stock            Preferred Shares      Preferred Shares Series
                                                                   Series A                     B

                                --------------------------- ------------------------ -------------------------
                                   No Par        Amount     Number of      Amount     Number of      Amount
                                Value Shares                  Shares                   Shares
                                -------------  ------------ -----------  ----------- ------------  -----------

Opening Balances at             61,186,903   $ -            99,000     $ 132         2,000       $ 2,000,000
January 1, 2001


Issuance of common stock        15,488,764     -            -            -           -             -
     for services rendered


Issuance of common stock -      1,500,000      -            -            -           -             -
     for in exchange for
Recission Agreement


Purchase of treasury stock      -              -            -            -           -             -


Sale of treasury stock          -              -            -            -           -             -

Cancellation of common          (34,925,202)   -            -            -           -             -
     shares


Cancellation of subscriptions   -              -            -            -           -             -
     receivable


Net loss for the year ended     -              -            -            -           -             -
  December 31, 2001


                                -------------  ------------ -----------  ----------- ------------  -----------
Ending Balances at              43,250,465   $ -            99,000     $ 132         2,000       $ 2,000,000
December 31, 2001
                                =============  ============ ===========  =========== ============  ===========



                                 Preferred Shares Series   Preferred Shares Series   Preferred Shares Series   Additional
                                            C                         D                         E              Paid in
                                                                                                                Capital
                                 ------------------------- ------------------------- ------------------------- -----------
                                  Number of      Amount    Number of      Amount     Number of      Amount
                                   Shares                    Shares                    Shares
                                 ------------  ----------- -----------  ------------ -----------  ------------ -----------

Opening Balances at              50,000      $ 15,000      950        $ 950,000      2,300      $ 2,300,000   $12,197,922
January 1, 2001


Issuance of common stock         -             -           -            -            -            -            3,310,468
     for services rendered


Issuance of common stock -       -             -           -            -            -            -            180,000
     for in exchange for
Recission Agreement


Purchase of treasury stock       -             -           -            -            -            -            -


Sale of treasury stock           -             -           -            -            -            -            -

Cancellation of common           -             -           -            -            -            -            -
     shares


Cancellation of subscriptions    -             -           -            -            -            -            (906,788)
     receivable


Net loss for the year ended      -             -           -            -            -            -            -
  December 31, 2001


                                 ------------  ----------- -----------  ------------ -----------  ------------ -----------
Ending Balances at               50,000      $ 15,000      950        $ 950,000      2,300      $ 2,300,000   $14,781,602
December 31, 2001
                                 ============  =========== ===========  ============ ===========  ============ ===========



                                     Treasury Stock         Accumulated   Comprehensive Subscription      Total
                                                              Deficit       Income      Receivable

                                 ------------------------   ------------  -----------  ------------  ---------------
                                  Number of     Amount
                                   Shares
                                 ------------ -----------   ------------  -----------  ------------  ---------------
Opening Balances at
January 1, 2001                  -           $-           $ (38,937,160)$ -          $ (906,788)   $ (22,380,894)


Issuance of common stock
     for services rendered       -            -             -             -            -             3,310,468


Issuance of common stock -
     for in exchange for         -            -             -             -            -             180,000
Recission Agreement


Purchase of treasury stock
                                 (18,000)     (118,401)     -             -            -             (118,401)

Sale of treasury stock
                                 18,000       50,000        -             -            -             50,000
Cancellation of common
     shares                      -            -             -             -            -             -


Cancellation of subscriptions
     receivable                  -            -             -             -            906,788       -


Net loss for the year ended
  December 31, 2001              -            -             (11,812,791)  -            -             (11,812,791)



Ending Balances at               ------------ -----------   ------------  -----------  ------------  ---------------
December 31, 2001                -           $(68,401)    $ (50,749,951)$ -          $ -           $ (30,771,618)

                                 ============ ===========   ============  ===========  ============  ===============


                     See notes to the financial statements.

                            Logistics Management Resources, Inc.
                                 F.T.A. U.S. Trucking, Inc.
                              Statement of Shareholders' Equity
                                Year Ended December 31, 2001



                                            Common Stock           Preferred Shares Series A     Preferred Shares Series
                                                                                                            B

                                     ----------------------------  ---------------------------   -------------------------
                                        No Par         Amount       Number of       Amount       Number         Amount
                                     Value Shares                    Shares                      of Shares
                                     -------------  -------------  ------------  -------------   ----------  -------------
Opening Balances at                  38,316,897   $ -              999,000     $ 762             2,000     $ 2,000,000
January 1, 2000 (as restated)

Common stock issued for              1,713,500      -              -                             -           -
  consulting services

Issuance of common stock
  Checkmate Acquisition              385,000        -              -             -               -           -

Sale of common stock                 2,710,000      -              -             -               -           -
  through private offering

Series A preferred stock             9,000,000      -              (900,000)     (630)           -           -
  exchanged for common stock

Conversion of debentures for         897,504        -              -             -               -           -
common stock

Issuance of common stock for         361,377        -              -             -               -           -
  convertible debenture interest

Issuance of common stock for         2,625          -              -             -               -           -
  employee bonuses

Issuance of common stock to          7,800,000      -              -             -               -           -
  related party in consideration
  of guaranteeing certain
  obligations

Net change in other                  -              -              -             -               -           -
  comprehensive income

Accumulated deficit of               -              -              -             -               -           -
  former subsidiaries

Net loss for the year ended          -              -              -             -               -           -
  December 31, 2000
                                     -------------  -------------  ------------  -------------   ----------  -------------
Ending Balances at                   61,186,903   $ -              99,000      $ 132             2,000     $ 2,000,000
December 31, 2000
                                     =============  =============  ============  =============   ==========  =============







                                   Preferred Shares Series C    Preferred Shares Series D   Preferred Shares Series E


                                   --------------------------   --------------------------  --------------------------
                                    Number of      Amount       Number of       Amount       Number of      Amount
                                     Shares                       Shares                      Shares
                                   ------------  ------------   -----------  -------------  ------------  ------------
Opening Balances at                50,000      $ 15,000         950        $ 950,000        2,300       $ 2,300,000
January 1, 2000 (as restated)

Common stock issued for            -             -              -            -              -             -
  consulting services

Issuance of common stock
  Checkmate Acquisition            -             -              -            -              -             -

Sale of common stock               -             -              -            -              -             -
  through private offering

Series A preferred stock           -             -              -            -              -             -
  exchanged for common stock

Conversion of debentures for       -             -              -            -              -             -
common stock

Issuance of common stock for       -             -              -            -              -             -
  convertible debenture interest

Issuance of common stock for       -             -              -            -              -             -
  employee bonuses

Issuance of common stock to        -             -              -            -              -             -
  related party in consideration
  of guaranteeing certain
  obligations

Net change in other                -             -              -            -              -             -
  comprehensive income

Accumulated deficit of             -             -              -            -              -             -
  former subsidiaries

Net loss for the year ended        -             -              -            -              -             -
  December 31, 2000
                                   ------------  ------------   -----------  -------------  ------------  ------------
Ending Balances at                 50,000      $ 15,000         950        $ 950,000        2,300       $ 2,300,000
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

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                            Statements of Cash Flows

                                                                                                     Year Ended December 31,
                                                                                                -----------------------------------
                                                                                                     2001               2000
                                                                                                ---------------    ----------------
Cash Flows From Operating Activities
  Continuing Operations
     Loss before discontinued operations                                                        $ (6,858,573)          $ (2,356,208)

  Adjustments to Reconcile Net Loss to Net Cash Provided (Used) By
     Operating Activities
     Depreciation and amortization expense                                                            82,113                189,813
     Issuance of common stock for services rendered                                                3,310,468                    -
     Issuance of common stock for Rescission Agreement                                               180,000                    -

  (Increase) Decrease in Assets
     Inventory                                                                                       162,000               (162,000)
  Increase (Decrease) in Liabilities
     Cash overdraft                                                                                  (29,688)                15,573
     Accrued expenses                                                                              4,065,932              1,619,835
                                                                                                ------------           ------------
  Net Cash Provided (Used) by Continuing Operations                                                  912,252               (692,987)
                                                                                                ------------           ------------

  Discontinued Operations
     Estimated (loss) on disposal of discontinued operations                                      (4,954,218)           (38,711,552)
     Adjustments to Reconcile Net (Loss) to Net Cash (Used) By
Operating Activities
     Increase in net liabilities of discontinued operations                                        3,537,575             31,855,339
                                                                                                ------------           ------------
       Net Cash (Used) by Discontinued Operations                                                 (1,416,643)            (6,856,213)
                                                                                                ------------           ------------
       Net Cash (Used) by Operating Activities                                                      (504,391)            (7,549,200)
                                                                                                ------------           ------------

Cash Flows From Investing Activities
  Purchases of equipment                                                                              (7,639)                (1,219)
                                                                                                ------------           ------------
     Net Cash (Used) by Investing Activities                                                          (7,639)                (1,219)
                                                                                                ------------           ------------


                     See notes to the financial statements.

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                      Statements of Cash Flows (Continued)

                                                                                                  Year Ended December 31,
                                                                                            -----------------------------------
                                                                                                    2001               2000
                                                                                            ---------------    ----------------
Cash Flows from Financing Activities
  Net proceeds from related parties                                                                 456,015            317,820
  Proceeds from sale of common stock and additional paid in capital                                     -              271,000
  Purchase of treasury stock                                                                       (118,401)               -
  Sale of treasury stock                                                                             50,000                -
  Proceeds from loans payable                                                                       124,416                -
  Cash proceeds from the issuance of convertible debentures                                             -            4,650,000
  Cash paid for costs incurred in sale of convertible debentures                                        -             (148,000)
  Proceeds from long-term debt financing                                                                -            2,459,599
                                                                                                -----------        -----------
     Net Cash Provided by Financing Activities                                                      512,030          7,550,419
                                                                                                -----------        -----------
Net Change in Cash                                                                                      -                  -
Cash at beginning of year                                                                               -                  -
                                                                                                -----------        -----------
Cash at end of year                                                                                   $ -                $ -
                                                                                                ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the year for:
     Interest expense                                                                                 $ -          $   310,244
                                                                                                ===========        ===========
     Income taxes                                                                                     $ -                $ -
                                                                                                ===========        ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     During the first quarter of 2000, LMRI acquired the businesses of two transportation companies, both of which filed for bankruptcy protection later in the year. The Company issued 385,000 common shares with a value of $1,026,782 in connection with this acquisition.

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

     During the year ended December 31, 2000, a related party shareholder transferred common stock of the Company valued at $1,743,484 to a holder of the Company's convertible debentures for principal and interest payments of those debentures. A total of 2,254,700 and 150,477 shares for principal of $1,644,704 and interest of $98,780, respectively, was transferred in exchange for a note receivable from the Company of $1,743,484.

     During the first quarter of 2001, LMRI acquired the business of Trans-Logistics, Inc. This transaction was rescinded several months later. The Company issued 1,500,000 common shares with a value of $180,000 in connection with this transaction.

     During 2001, the Company issued 15,488,764 shares of common stock for services rendered value at $3,310,468.


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

          On November 30, 2000 all four of the Company's operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the
          U. S. Bankruptcy Code. These filings were subsequently converted to Chapter 7. The Company is presently attempting to restructure its liabilities.

     (B)  Basis of Presentation

          The accompanying balance sheet and related statements of operations, stockholders' equity (impairment) and cash flows at and for the years ended December 31, 2001 and 2000, include the financial activities of LMRI. Financial activities of former subsidiaries are included in discontinued operations.

     (C)  Earnings Per Share

          Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share are calculated by combining weighted average number of common shares outstanding and potentially dilutive common share equivalents unless the effect of doing so is anti-dilutive. Common equivalent shares have been excluded from the 2001 and 2000 computation of diluted earnings per share since their effect is anti-dilutive.

          The weighted average number of shares for 2001 and 2000 was 52,218,684 and 49,751,900, respectively.

     (D)  Fair Value of Financial Instruments

          The fair values of accrued expenses and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments. In accordance with Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," rates available at balance sheet dates to the Company are used to estimate the fair value of existing debt.

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                        Notes to the Financial Statements

Note 1 - General and Summary of Significant Accounting Policies (Continued)

     (E)  Income Taxes

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

     (F)  Use of Estimates

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

     (H)  Property and Equipment

          The cost of office equipment is depreciated for financial statement purposes on a straight line basis over 5-7 years. Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred.

Note 2 - Equipment

     Equipment at cost, less accumulated depreciation, consists of the following at December 31, 2001:

Office Equipment                                                      $ 8,859
Less accumulated depreciation                                           2,163
                                                                      ----------
  Total                                                               $ 6,696
                                                                      ==========


     Depreciation expense charged to operations was $1,918 and $244 in 2001 and 2000, respectively.

Note 3 - Convertible Debentures

     During 2000, the Company issued $4,650,000 of its 10% - 11.5% convertible debentures due May 31, 2002. The Company received proceeds of $4,502,000, net of $148,000 of debt issuance costs.

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

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                        Notes to the Financial Statements

Note 3 - Convertible Debentures, (Continued)

     During 2001, a debenture in the amount of $3,000,000 was amended and restated to a new principal balance of $3,793,460, which included penalties and interest accrued through the date of the amendment and restatement.

     The price per share of Common Stock into which the debentures are convertible is the higher of $1.50 or the lower of 80% of the average closing bid price of the Common Stock quoted on the OTC Bulletin Board for three trading days preceding the conversion date or $2.37 per share. In no event will the conversion price be less than $1.50 per share.

Note 4 - Discontinued Operations and Estimated Guarantee Obligations

     On November 30, 2000, the Company's all four operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The Company is liable as a guarantor on certain indebtedness of its former subsidiaries.

     The estimated loss on the disposal of the discontinued operations is $4,954,218 and $38,711,552 in 2001and 2000, respectively, (net of income tax benefit of $0 in both years), represents the estimated loss to the Company as a result of the bankruptcy filings of its former subsidiaries, and includes provisions for operating losses through the date of filing.

     The Company is liable for obligations as to which it is a primary or secondary guarantor relating to its former subsidiaries which have been discontinued. Resultant estimated guarantee obligations amount to $16,960,504, of which $2,982,937 has been reduced to judgments against the Company with the remainder being in various stages of litigation, settlement or negotiation.

Note 5 - Income Taxes

     For the years ended December 31, 2001 and 2000 the Company has no income tax provision or benefit.

     The Company's total deferred tax asset and valuation allowance are as follows at December 31, 2001:

     Total deferred tax asset                                   $ 21,000,000
     Less valuation allowance                                    (21,000,000)
                                                                -------------
       Net deferred tax asset                                   $          -
                                                                =============

     The valuation allowance account has increased by $4,530,000 as of December 31, 2001.

     At December 31, 2001, the company has available approximately $60,000,000 of net operating loss carryforwards which may be used to reduce future federal and state taxable income and expire between December 31, 2008 and December 31, 2021.

Note 6 - Preferred Stock

     Series A Preferred Stock - On February 1, 1999, the Company entered into three stock exchange agreements whereby a total of 9,990,000 shares of Common Stock were exchanged for 999,000 of Series A Preferred Stock. The value of the shares was determined to be $762 and such amount was deducted from additional paid-in capital. Each share of Series A Preferred Stock is entitled to ten votes and will vote together with the holders of the Common Stock. Pursuant to this agreement, each share of Series A Preferred Stock may be exchanged

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                        Notes to the Financial Statements

Note 6 - Preferred Stock, (Continued)

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

     Based upon the revenues reported in the accompanying consolidated financial statements, none of the Series A Preferred Stock are eligible to be exchanged for Common Stock.

     Series B Convertible Preferred Stock - During 1999, LMRI sold $2,000,000 of Series B Convertible Preferred Stock and issued 2,000 shares. The Company incurred $185,000 of issuance costs that were deducted from additional paid-in capital. Shares of Series B Convertible Preferred Stock are convertible into shares of Common Stock based upon the stated value of $1,000 per share of Preferred Stock divided by the conversion price on the date of conversion. Holders of Series B Convertible Preferred Stock may elect to convert their shares commencing on the earlier of October 28, 1999 or the occurrence of any merger, tender offer, or redemption event.

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

     Each share of Series C Convertible Preferred Stock entitles the holder to one hundred votes and vote together with the holders of Common Stock. The holders of Series C Preferred Stock have no liquidation rights and no rights to dividends. The Series C Preferred Stock is not redeemable.

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

Note 6 - Preferred Stock, (Continued)

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

Note 7 - Common Stock

     The Company is authorized to issue 75,000,000 common shares, no par value.

     Effective February 12, 2001 the Company's stockholders approved a 100 for 1 reverse split of its shares.

     The earnings per share calculation for the year ended December 31, 2000 has been restated to reflect the above.

Note 8 -Related Party Transactions

     Amounts due to related party at December 31, 2001 consist of amounts borrowed by the Company from certain stockholders and their affiliates. Amounts outstanding bear no interest and repayment is expected in the short term, if cash flows are available.

     In June 2000, the Company issued 9,000,000 shares of common stock to a majority stockholder in exchange for 900,000 of outstanding Series A Preferred stock with a value of $630.

Note 9 - Going Concern

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     As shown in the accompanying financial statements, the Company incurred net losses of $11,812,791 and $41,067,760 for the years ended December 31, 2001 and 2000, respectively. As of December 31, 2001, the Company had a working capital deficiency and a deficit net worth of $30,749,951. Also, as discussed at Note 1, on November 30, 2000, the Company's operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 and currently converted to Chapter 7 of the Bankruptcy Code and, as described at Note 4, the Company is liable as a guarantor on certain indebtedness of it's former subsidiaries.

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

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                        Notes to the Financial Statements

Note 10  - Commitments and Contingencies

  Stock Activity:
     During 2000, LMRI issued a total of 7,800,000 shares of common stock to several companies and individuals as collateral in connection with contingent transactions. Subsequently, the 7,800,000 shares were transferred to related parties for their guaranty as to the Company's Restructure Agreement with General Electric as discussed in Note 6.

     During 2000, 1,500,000 shares of common stock were issued as collateral to a preferred stockholder but not considered issued and outstanding.

     During 2001, the Company issued 16,988,764 shares of common stock. Of such shares 15,488,764 were issued for future advisory and consulting services and 1,500,000 shares were issued pursuant to the rescission agreement with Translogistics, Inc.

  Operating Leases:
     In February, 2000, the Company leased 4,000 square feet of space in Mt. Pleasant, South Carolina to house its corporate office and brokerage operations. The lease called for monthly payments of $6,380 and is for a term of 12 months. Upon the Chapter 11 filing of its former subsidiaries, the corporate offices were moved to Louisville, Kentucky. The South Carolina lease expired in February, 2001.

     The corporate headquarters' lease in Louisville, Kentucky covers a 1,600 square foot office space for $2,100 a month through 2002. This obligation has been assumed, pursuant to a subleasing arrangement, with a related party.

  Indemnity Agreements:
     The Company's President and two other guarantors of the Company's obligations have provided guarantees of certain obligations of the Company and its former subsidiaries. As a result, on January 30, 1997, and as renewed on May 3, 1999, the Company entered into an Indemnity Agreement with these three parties, to hold them harmless against any loss or liability related to or arising from the Company and its former subsidiaries.

Note 11 -Stock Option Plan

     The Company's stock option plan, implemented in 1998, is accounted for under Statement of Financial Accounting Standards, SFAS 123, Accounting for Stock-Based Compensation. Under SFAS 123, the compensation cost of the issuance of stock options is measured at the grant date based on the fair value of the award. Compensation is then recognized over the service period that is generally the vesting period.

     The plan allows the Company to grant options to employees for up to a total of 2,500,000 shares of common stock. Options outstanding become exercisable at the discretion of the Stock Option Committee, which administers the plan, and expire 10 years after the grant date. All options granted during 1999 were exercisable at not less than the fair market value of the stock on the date of the grant. Accordingly, no compensation cost has been recognized for the plan.

     The Committee approved the issuance of options to purchase 2,000,000 shares of the common stock of the Company to various employees and advisors for and an exercise price of $.30 per share for a total exercise price of $600,000. Included below are options granted to the President and other key employees to purchase a total of 500,000 shares of common stock at $3.00 per share.

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                        Notes to the Financial Statements

Note 11 -Stock Option Plan, (Continued)

                                                                         Weighted                          Weighted
                                                        Options          Average          Warrants         Average
                                                        -------          -------          --------         -------
Securities Outstanding January 1, 1999                   2,000,000       $   0.30        1,622,298          $     -
Securities Granted                                         500,000           3.00                -             2.72
Securities Exercised                                    (1,759,870)          0.26                -                -
Securities Cancelled                                             -              -                -                -
                                                        ----------       --------       ----------          --------
Securities Outstanding December 31, 1999                   740,130       $   2.12        1,622,298          $   2.72
                                                        ==========       ========       ==========          ========


There was no stock option plan activity for 2001 or 2000.

Note 12 - Rescinded Transaction

     Effective January 2, 2001, the Company purchased all of the issued and outstanding common stock of Trans-Logistics, Inc., a Florida corporation. On August 10, 2001 the Company and Trans-Logistics, Inc. agreed to rescind and cancel the terms and conditions of the Acquisition Agreement.