Form 10QSB
period 2002-03-31
LOGISTICS MANAGEMENT RESOURCES INC
filed 2002-05-15
CIK 820408

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____________________ to
          ______________________.


                         Commission File No: 33-9640-LA


                      LOGISTICS MANAGEMENT RESOURCES, INC.
                         (formerly U.S. Trucking, Inc.)
                     (Name of small business in its charter)

                   Colorado                                     68-0133692
 (State or other jurisdiction of incorporation)         (IRS Employer Id. No.)

                        10602 Timberwood Circle, Suite 9
                              Louisville, KY 40223
                (Address of Principal Office including Zip Code)

                    Issuer's telephone Number: (502) 339-4000


Applicable only to issuers involved in bankruptcy proceedings during the past five years:

         Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes[ ] No [ ]

Applicable only to corporate issuers:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, no par value, 43,250,465 shares at April 30, 2002.

Transitional Small Business Disclosure Format (Check one): Yes[ ]  NO[X]

                      LOGISTICS MANAGEMENT RESOURCES, INC.
                         (Formerly U.S. Trucking, Inc.)
                   Form 10-QSB - Quarter Ended March 31, 2002

                                      INDEX

                                                                                           Page
PART I   FINANCIAL INFORMATION...............................................................2

Item 1.           Financial Statements.......................................................2
                  Condensed Balance Sheet at March 31, 2002 .................................3
                  Condensed Statements of Operations for the Three Months Ended
                     March 31, 2002 and March 31, 2001.......................................4
                  Condensed Statements of Cash Flows for the Three Months Ended
                     March 31, 2002 and March 31, 2001.......................................5
                  Notes to Condensed Financial Statements....................................6
Item 2.           Management's Discussion and Analysis.......................................6

PART II  OTHER INFORMATION...................................................................8

Item 1.           Legal Proceedings..........................................................8
Item 2.           Changes in Securities......................................................8
Item 3.           Defaults Upon Senior Securities............................................8
Item 4.           Submission of Matters to a Vote of Security Holders........................8
Item 5.           Other Information..........................................................8
Item 6.           Exhibits and Reports on Form 8-K...........................................8

                  SIGNATURE PAGE.............................................................8

EXHIBITS.....................................................................................9

--------------------


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited condensed financial statements of registrant as of March 31, 2002 and for the three months ended March 31, 2002 and March 31, 2001 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                             Condensed Balance Sheet


                                                                   March 31, 2002
                                                                   ---------------
           Assets
Current Assets

     Equipment, net of accumulated depreciation                      $      6,253
                                                                     ------------

           Total Assets                                                     6,253
                                                                     ============


           Liabilities and Stockholders' Equity

Current Liabilities
     Accrued expenses                                                     264,825
     Accrued interest                                                   5,609,010
     Due to related party                                                 782,995
     Loans Payable                                                      2,584,015
     Convertible debentures                                             5,198,460
     Net liabilities of discontinued operations                        16,960,504
                                                                     ------------

           Total Current Liabilities                                   31,399,809
                                                                     ------------


Stockholders' Equity (Impairment)
     Preferred stock, no par value; (10,000,000 shares authorized)
       Series A (99,000 shares outstanding)                                   132
       Series B (2,000 shares outstanding)                              2,000,000
       Series C (50,000 shares outstanding)                                15,000
       Series D (950 shares outstanding)                                  950,000
       Series E (2,300 shares outstanding)                              2,300,000
     Common stock, no par value; 75,000,000 shares authorized,
       31,714,467 shares issued and outstanding                                 -
     Treasury stock                                                       (68,401)
     Additional paid-in capital                                        14,781,602
     Accumulated (deficit)                                            (51,371,889)
                                                                     ------------
           Total Stockholders' Equity (Impairment)                    (31,393,556)
                                                                     ------------
           Total Liabilities and Stockholders' Equity                $      6,253
                                                                     ============


See notes to the condensed financial statements.

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                       Condensed Statements of Operations


                                                                                 Three Months     Three Months
                                                                                     Ended            Ended
                                                                                 March 31, 2002   March 31, 2001
                                                                                 ---------------  ---------------
Continuing Operations:
Net Revenue                                                                         $         -     $        -
                                                                                   ------------    ------------

Operating Expenses
       Depreciation                                                                         443               -
       Interest expense                                                                 612,335         627,591
       Administrative expenses                                                            9,160          59,057
                                                                                   ------------    ------------
         Total Operating Expenses                                                       621,938         686,648
                                                                                   ------------    ------------

Operating (Loss) before Discontinued Operations                                        (621,938)       (686,648)
                                                                                   ------------    ------------

Discontinued Operations:
       Estimated  (loss)  on  disposal  of  discontinued  operations,  including provision for operating (loss), (net of income tax benefit of $0 and $0,
respectively)                                                                                 -        (332,633)
                                                                                   ------------    ------------

             Net (Loss)                                                            $   (621,938)     (1,019,281)
                                                                                   ============    ============

Earnings (Loss) Per Common Share
     (Loss) from continuing operations                                             $      (0.02)   $      (0.04)
     (Loss) from discontinued operations                                                      -           (0.02)
                                                                                   ------------    ------------
             Basic and diluted earnings per share                                  $      (0.02)   $      (0.06)
                                                                                   ============    ============

Weighted Average Number of Common Shares Outstanding                                 43,250,465      16,347,306
                                                                                   ============    ============


See notes to the condensed financial statements.

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                       Condensed Statements of Cash Flows



                                                                                                Three Months
                                                                                Three Months        Ended
                                                                                   Ended          March 31,
                                                                               March 31, 2002       2001
                                                                               ---------------  --------------
Cash Flows From Operating Activities
     Continuing Operations
         Loss before income taxes                                              $    (621,938)   $   (686,648)

     Adjustments to Reconcile Net Loss to Net Cash Used By
       Operating Activities
         Depreciation and amortization expense                                            443               -
     Increase in Liabilities
         Accrued expenses                                                                              59,057
         Accrued interest                                                             612,335         627,591
                                                                               ---------------  --------------
     Net Cash Used in Continuing Operations                                           (9,160)               -
                                                                               ---------------  --------------

     Discontinued Operations
         Loss before income taxes                                                           -       (332,633)
       Adjustments to Reconcile Net Loss to Net Cash Used By
Operating Activities
       Increase in net liability of discontinued operations                                 -         332,633
                                                                               ---------------  --------------
             Net Cash Used in Discontinued Operations                                       0               -
                                                                               ---------------  --------------
             Net Cash Used in Operating Activities                                    (9,160)               -
                                                                               ---------------  --------------

Cash Flows from Financing Activities
     Net proceeds from related parties                                         $        9,160   $           -
                                                                               ---------------  --------------
         Net Cash Provided By Investing Activities                                      9,160               0
                                                                               ---------------  --------------

Net Increase (Decrease) in Cash                                                             -               -
Cash at beginning of period                                                                 -               -
                                                                               ---------------  --------------
Cash at end of period                                                          $           -    $           -
                                                                               ===============  ==============




See notes to the condensed financial statements.

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                   Notes to the Condensed Financial Statements

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the years ended December 31, 2002 and 2001. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

FINANCIAL STATEMENT PRESENTATION

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

Subsequent Event

As reported on Form 8-K dated filed April 1, 2002, the Company consummated the acquisition of Interstate University, Inc ("Interstate"). The acquisition was effectuated through the purchase of 99% of Interstate's issued and outstanding common stock from Midwest Merger Management, LLC, a Kentucky limited liability company ("Midwest"). The purchase price of $200,000 was transferred by promissory note, payable over five years, commencing on the first anniversary date of the closing, with interest at the rate of 4% per annum, secured by a pledge of the Shares. Midwest also has the right, upon default of the Company, to return all payments made toward the purchase, with interest, and retain the Shares. As additional consideration, Interstate will receive earn-out payments equal to 10% of Interstate's net income through December 31, 2006. Also, Midwest retains ownership of preferred stock which carry no economic rights, but control the election of Interstate's Board of Directors.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, our ability to successfully develop new products for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude customers from using our products for certain applications, delays in our introduction of new products or services, and failure by us to keep pace with emerging technologies.

         When used in this discussion, words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Three Month Periods Ended March 31, 2002 and 2001:

Revenue - Total revenue for the three months ended March 31, 2001 was $-0-compared to $-0- for the three months ended March 31, 2002. The principle reason for the Company having $-0- revenue is the fact that the Company has been in a restructuring phase since placing its operating subsidiaries into bankruptcy in November of 2000. The Company continues working through the restructure of its debt and the mitigation of outstanding litigation's.

Operating Expenses - Operating expenses for the three months ended March 31, 2001 were $686,648 as compared to $621,938 for the three months ended March 31, 2002. The principle reason for the decrease is the elimination of all administrative expenses not required in the restructuring of the company and the Company's decision to freeze any additional increases of interest as related to on going litigation with G.E. Capital Corporation.

Operating Loss before Discontinued Operations - Operating loss before discontinued operations for the three months ended March 31, 2001 was ($686,648) as compared to ($621,938) for the three months ended March 31, 2002. The reason for the decrease is the non-existence of business activity in the current quarter.

Discontinued Operations - The Company had losses from discontinued operations for the three months ended March 31, 2001 of ($332,633) as compared to a loss from discontinued operations for the three months ended March 31, 2002 of ($-0-). The reason for the decrease is the non-existence of expenses attributable to the Company's previously discontinued operations in the current quarter.

Net Loss - The Company had net a loss of ($1,019,281) for the three months ended March 31, 2001 as compared to a net loss of ($621,938) for the three months ended March 31, 2002. The decrease in the net loss is attributable to the non-existence of business activity in the current quarter, the non-existence of expenses attributable to the Company's previously discontinued operations and the elimination of all administrative expenses not required in the Company's restructuring efforts.

Liquidity and Capital Resources - The Company's present operations are limited; consisting primarily of efforts to mitigate or otherwise resolve, through litigation, negotiation, or settlement, its material liabilities. Future operations are dependent upon the Company's success in resolving its existing liabilities, and its access to additional sources of capital sufficient to allow it to acquire or merge with another business operation. There can be no assurance that the Company will be successful in these efforts.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS -

         We are a party to the certain matters as set forth and included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001. The following claims occurred during the transition period:

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

         On March 20, 2002, Boutine Capital II, LLC ("Boutine"), filed a third-party complaint against the Company, Dan L. Pixler, its President, Chief Executive Officer and Director and Anthony Huff, a shareholder of the Company. Boutine alleges the parties owe the sum of $200,000, plus interest, from an allegedly unpaid financing agreement. The action is still in its pleading stages and the Company has not yet been required to file an answer to the complaint.


ITEM 2.  CHANGES IN SECURITIES - None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5.   OTHER INFORMATION - None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K -

(a)  Exhibits:             A  Letter on Unaudited Interim Financial Information

(b)  Reports               Form 8-K dated April 16, 2002.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LOGISTICS MANAGEMENT RESOURCES, INC.
Date:  May 15, 2002
                              /s/ Danny L. Pixler
                              ----------------------
                              Danny L. Pixler, President, C.E.O. and Director

                                    Exhibit A



To the Board of Directors and Stockholders of Logistics Management Resources, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheet of Logistics Management Resources, Inc. and Subsidiary as of March 31, 2002 and the related consolidated statements of operations and consolidated cash flows for the three months ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.


/s/ Rosenberg, Rich, Baker, Berman & Company

May 8, 2002
Bridgewater, New Jersey