Form 10QSB
period 2002-06-30
LOGISTICS MANAGEMENT RESOURCES INC
filed 2002-08-19
CIK 820408

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10Q-SB

(Mark One)

_X_ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2002.
                                            --------------

___ Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____________________ to
     ______________________.


                         Commission File No: 33-9640-LA


                      LOGISTICS MANAGEMENT RESOURCES, INC.
                      ------------------------------------
                         (Formerly U.S. Trucking, Inc.)
                     (Name of small business in its charter)


                  COLORADO                                    68-0133692
                  --------                                    ----------
 (State or other jurisdiction of incorporation)         (IRS Employer Id. No.)

                        10602 Timberwood Circle, Suite 9
                        --------------------------------
                              Louisville, Ky 40223
                              --------------------
                (Address of Principal Office including Zip Code)

                    Issuer's telephone Number: (502) 339-4000


Applicable only to issuers involved in bankruptcy proceedings during the past five years:

         Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes_X_   No ___

Applicable only to corporate issuers:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, no par value, 43,250,465 Shares at July 31, 2002.
                                     -----------------

Transitional Small Business Disclosure Format (Check one):  Yes___  NO _X_

                      LOGISTICS MANAGEMENT RESOURCES, INC.
                         (Formerly U.S. Trucking, Inc.)
                    Form 10-QSB - Quarter Ended June 30, 2002



                                      INDEX
                                                                           Page

PART I   FINANCIAL INFORMATION...............................................2

Item 1.   Financial Statements...............................................2
          Condensed Balance Sheet at June 30, 2002 and December 31, 2001.....3
          Condensed Statements of Operations for the Six Months and
             Three Months Ended June 30, 2002 and June 30, 2001..............4
          Condensed Statements of Cash Flows for the Six Months Ended
             June 30, 2002 and June 30, 2001.................................5
          Notes to Condensed Financial Statements............................6
Item 2.   Management's Discussion and Analysis...............................7

PART II  OTHER INFORMATION...................................................8

Item 1.   Legal Proceedings..................................................8

Item 6.   Exhibits and Reports on Form 8-K..................................11

          SIGNATURE PAGE....................................................12

          EXHIBITS..........................................................13





____________________


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited condensed financial statements of registrant as of June 30, 2002 and for the six months and three months ended June 30, 2002 and June 30, 2001 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

               Logistics Management Resources, Inc. and Subsidiary
                           F.T.A. U.S. Trucking, Inc.
                            Condensed Balance Sheets



                                                                        June 30,     December 31,
                                                                           2002          2001

                                                                        Unaudited      (Audited)
           Assets



Equipment, net of accumulated depreciation                           $      5,810    $      6,696


Investment in Unconsolidated Subsidiary                                   182,328              -
                                                                     ------------    ------------
         Total Assets                                                     188,138           6,696
                                                                     ------------    ------------


           Liabilities and Stockholders' Equity



Current Liabilities

     Current portion of long-term debt                                     50,000               -

     Accrued expenses                                                     144,249         264,825

     Accrued interest                                                   5,609,010       4,996,675

     Due to related parties                                               829,222         773,835

     Loans payable                                                      2,584,015       2,584,015

     Convertible debentures                                             5,198,460       5,198,460

     Net liabilities of discontinued operations                        16,960,504      16,960,504
                                                                     ------------    ------------


           Total Current Liabilities                                   31,375,460      30,778,314




Long-term debt, net of current portion                                    150,000              -
                                                                     ------------    ------------
           Total Liabilities                                           31,525,460      30,778,314
                                                                     ------------    ------------


Stockholders' Equity (Impairment)

     Preferred stock, no par value; (10,000,000 shares authorized)

       Series A (99,000 shares outstanding)                                   132             132

       Series B (2,000 shares outstanding)                              2,000,000       2,000,000

       Series C (50,000 shares outstanding)                                15,000          15,000

       Series D (950 shares outstanding)                                  950,000         950,000

       Series E (2,300 shares outstanding)                              2,300,000       2,300,000

     Common stock, no par value; 75,000 shares authorized,

       43,250,465 shares issued and outstanding                                -               -

     Treasury stock                                                       (68,401)        (68,401)

     Additional paid-in capital                                        14,781,602      14,781,602

     Accumulated (deficit)                                            (51,315,655)    (50,749,951)

           Total Stockholders' Equity (Impairment)                    (31,337,322)    (30,771,618)

           Total Liabilities and Stockholders' Equity                $    188,138    $      6,696
                                                                     ============    ============

                See notes to the condensed financial statements.


                                         Logistics Management Resources, Inc. and Subsidiary
                                                 F.T.A. U.S. Trucking, Inc.
                                             Condensed Statements of Operations





                                                            Three Months    Three Months      Six Months       Six Months
                                                               Ended            Ended         Ended June       Ended June
                                                           June 30, 2002    June 30, 2001      30, 2002         30, 2001

Continuing Operations:


Net Revenue                                              $              -  $            -  $             -  $             -
                                                           ---------------  --------------   --------------   --------------
Operating Expenses

       Depreciation and amortization                                  443               -              886                -

       Interest expense                                                 -         694,430          612,335        1,322,021


       Administrative expenses                                          -         162,357            9,160          221,414
                                                           ---------------  --------------   --------------   --------------
         Total Operating Expenses                                     443         856,787          622,381        1,543,435
                                                           ---------------  --------------   --------------   --------------
Operating (Loss) before Discontinued Operations                     (443)       (856,787)        (622,381)      (1,543,435)

Other Income (Expense)


       Loss on investment                                        (17,672)               -         (17,672)                -
                                                           ---------------  --------------   --------------   --------------

         Total Other Income (Expense)                            (17,672)               -         (17,672)                -
                                                           ---------------  --------------   --------------   --------------
Loss Before Discontinued Operations                              (18,115)       (856,787)        (640,053)      (1,543,435)

Discontinued Operations:

       Gain (loss) on disposal of discontinued
         operations net of tax of $0                               74,349     (1,638,949)           74,349      (1,971,582)
                                                           ---------------  --------------   --------------   --------------
Net Income (Loss)                                        $         56,234  $  (2,495,736)  $     (565,704)  $   (3,515,017)
                                                           ===============  ==============   ==============   ==============

Earnings (Loss) Per Common Share

     (Loss) from continuing operations                   $           0.00  $       (0.14)  $        (0.02)  $        (0.25)

     Income (Loss) from discontinued operations                     0.00          (0.26)              0.00          (0.31)

     Basic and diluted earnings per share                $          0.00   $      (0.40)   $       (0.02)   $       (0.56)




Weighted Average Number of Common Shares Outstanding           43,250,465       6,292,527       43,250,465        6,292,527
                                                           ===============  ==============   ==============   ==============





                      See notes to the condensed financial statements.


                                       Logistics Management Resources, Inc. and Subsidiary
                                                 F.T.A. U.S. Trucking, Inc.
                                             Condensed Statements of Cash Flows



                                                                                     Six Months       Six Months
                                                                                        Ended            Ended
                                                                                    June 30, 2002    June 30, 2001
Cash Flows From Operating Activities

     Continuing Operations:

     (Loss) before income taxes                                                   $     (640,053)  $   (1,543,435)

       Adjustments to Reconcile Net (Loss) to Net Cash Used By
         Operating Activities

         Depreciation and amortization expense                                                886                -

         Loss on investment                                                                17,672                -

       Increase in Liabilities

         Accrued expenses                                                                       -           59,057

         Accrued interest                                                                 612,335        1,484,378
                                                                                    --------------   --------------

         Net Cash Used in Continuing Operations                                           (9,160)                -
                                                                                    --------------   --------------


     Discontinued Operations:

     Income (loss) before income taxes                                                     74,349      (1,971,582)

       Adjustments to Reconcile Net Income (Loss) to Net Cash Used By
Operating Activities

       Increase (decrease) in net liability of discontinued operations                   (74,349)        1,971,582
                                                                                    --------------   --------------

         Net Cash Used in Discontinued Operations                                               -                -
                                                                                    --------------   --------------
         Net Cash Used in Operating Activities                                                  -                -
                                                                                    --------------   --------------


Cash Flows from Financing Activities


     Net proceeds from related parties                                            $          9,160 $             -
                                                                                    --------------   --------------

         Net Cash Provided By Financing Activities                                           9,160               -
                                                                                    --------------   --------------


Net Increase (Decrease) in Cash                                                                  -               -


Cash at beginning of period                                                                      -               -
                                                                                    --------------   --------------
Cash at end of period                                                             $              - $             -
                                                                                    ===============  ==============

Supplemental Disclosure of Non-Cash Investing and Financing Activities

     On April 1, 2002, the Company issued a $200,000 promissory note in exchange for ninety-nine percent (99%) of the issued and outstanding common stock of Interstate University, Inc.




                See notes to the condensed financial statements.

               Logistics Management Resources, Inc. and Subsidiary
                           F.T.A. U.S. Trucking, Inc.
                   Notes to the Condensed Financial Statements

BASIS OF PRESENTATION

   The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the years ended December 31, 2002 and 2001. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

FINANCIAL STATEMENT PRESENTATION

   Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

ACQUISITION

   On April 1, 2002 the Company acquired ninety-nine percent (99%) of the issued and outstanding common stock of Interstate University, Inc. (Interstate), located in Evansville, Indiana, from Midwest Merger Management, LLC (Midwest). The purchase price consisted of a $200,000 promissory note payable over five years commencing April 1, 2003, with interest at 4% per annum. The promissory note is secured by a pledge of the shares. Also, Midwest has the right, in the event of a default by the Company, to return all payments made by the Company, with interest, and retain the shares.

   Midwest will receive earnout payments equal to ten percent (10%) of Interstate's net income through December 31, 2006. In addition, Midwest has retained ownership of Interstate's preferred stock, which carries no economic rights, but controls the election of Interstate's Board of Directors.

   Midwest is partially owned by the spouse of an individual who owns 3,250,000 shares of the Company's common stock and the trustee of a trust, which owns 200,000 shares of the Company's Series C Preferred Stock, with voting rights equivalent to 20,000,000 shares of common stock.

   At April 1, 2002, the date of acquisition, the net book value of Interstate (net of the minority interest retained by Midwest) amounted to $(661,615) which sum, in addition to the $200,000 promissory note described above, represents goodwill.

EARNINGS PER SHARE

   The convertible preferred stock and debentures were not included in computing diluted EPS because their effects were antidilutive.

INCOME TAXES

   For the three and six months ended June 30, 2002, the Company has no income tax provision. At June 30, 2002 the Company has available approximately $60,000,000 of net operating loss carryforwards which may be used to reduce future federal and state taxable income and expire between December 31, 2008 and December 31, 2021.

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

Six-Month Periods Ended June 30, 2002 and 2001:

Revenue - Total revenue for the six months ended June 30, 2001 ("6M1") was $-0-compared to $-0- for the six months ended June 30, 2002 ("6M2"). The principle reason for the Company having $-0- revenue is the fact that the Company has been in a restructuring phase since placing its operating subsidiaries into bankruptcy in November of 2000. The Company continues working through the restructure of its debt and the mitigation of outstanding litigation.

Operating Expenses - Operating expenses for 6M1 were $1,543,435.as compared to $622,381 for 6M2. The principle reason for the decrease is the elimination of all administrative expenses not required in the restructuring of the company and the Company's decision to freeze any additional increases of interest as related to ongoing litigation with G.E. Capital Corporation.

Operating Loss before Discontinued Operations - Operating loss before discontinued operations for 6M1 was ($1,543,435) as compared to ($622,381) for 6M2. The reason for the decrease is the non-existence of business activity in 6M2.

Discontinued Operations - The Company's loss from discontinued operations for the 6M1 of ($1,971,582) was reduced to a gain during 6M2 of $74,349. The reason for the reduction is the non-existence of expenses attributable to the Company's previously discontinued operations in 6M2.

Net Loss - The Company had net a loss of ($3,515,017) for 6M1 compared to a net loss of ($565,704) for 6M2. The decrease in the net loss is attributable to the non-existence of business activity in the 6M2, the non-existence of expenses attributable to the Company's previously discontinued operations, and the elimination of all administrative expenses not required in the Company's restructuring efforts.

Quarters Ended June 30, 2002 and 2001:

Revenue - Total revenue for the second quarter 2001 ("2Q1") was $-0- compared to $-0- for the second quarter 2002 ("2Q2"). The principle reason for the Company having $-0- revenue is the fact that the Company has been in a restructuring phase since placing its operating subsidiaries into bankruptcy in November 2000. The Company continues working through the restructure of its debt and the mitigation of outstanding litigation.

Operating Expenses - Operating expenses for 2Q1 were $856,787 compared to $443 for 2Q2. The principle reason for the decrease is the elimination of all administrative expenses not required in the restructuring of the company and the Company's decision to freeze any additional increases of interest as related to on going litigation with G.E. Capital Corporation.

Operating Loss before Discontinued Operations - Operating loss before discontinued operations for 2Q1 was ($856,787) compared to ($443) for 2Q2. The reason for the decrease is the non-existence of business activity in the 2Q2.

Discontinued Operations - The Company's loss from discontinued operations for the 2Q1 of ($1,638,949) was reduced during 2Q2 to a gain of $74,349. The reason for the reduction is the non-existence of expenses attributable to the Company's previously discontinued operations in the 2Q2.

Net Loss - The Company had net a loss of ($2,495,736) for 2Q1 compared to a net profit of $56,234 for 2Q2. This reduction in net loss is attributable to the non-existence of business activity in the 2Q2, the non-existence of expenses attributable to the Company's previously discontinued operations and the elimination of all administrative expenses not required in the Company's restructuring efforts.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS -

         CIT Group/Equipment Financing, Inc. filed suit against the Company and certain other parties in the Superior Court of NJ, Law Division Union County, Docket No. UNN-L-3556-00 on July 7, 2000 for the return of six tractors formerly used in the business of American Intermodal Services, Inc., some of the operations of which Gulf Northern Transport took over in the spring of 2000. We denied we ever received the tractors. A default judgment was granted in November of 2001 against all defendants in the amount of $384,599.89. We understand that certain of the tractors have since been recovered by CIT. We deny that CIT had jurisdiction over us in the New Jersey court wherein the lawsuit was brought and that the judgment is therefore invalid. CIT has not pursued collecting the judgment.

         Allstates World Cargo, filed suit against the Company and its chairman for $678,000. The suit claims the Company and the chairman defaulted on certain business guarantees related to the acquisition of Trans-Logistics as of January 1, 2001. The Company and the chairman filed an answer in this matter, on or about August 2001. Recently, this action was settled among all of the parties. The terms of settlement included a judgment by consent as against the Company in the amount of $728,242.23, inclusive of interest and costs and subject to further offset for payments made on behalf of the defendant officer.

         Southtrust Bank, filed suit against the Company and numerous other parties in the U.S. District Court for the Northern District of Alabama, Southern Division on April 30, 2001 (No. CV-01-AR-1068-S). The suit claimed that we are liable as guarantor on approximately $4.7 million of debt owed by Professional Transportation Group Ltd., Inc. and Timely Transportation, Inc. as primary obligors. PTG and Timely are entities with which we were engaged in merger negotiations in 2000. Southtrust received a judgment in the amount of $2.8 million against the Company, but has not taken any actions to collect the judgment to date.

         General Electric Capital Corporation, filed suit against the Company on October 25, 2001 in Circuit Court of Randolf County, Missouri for $60,000 in unpaid copier lease payments and the return of three copiers. The suit is in the discovery stage.

         Porter, Levay & Rose, Inc., sued us in Jefferson Circuit Court, Jefferson County Kentucky in September 2000 to collect $30,000 allegedly due for public relations services. We have denied the claim for a lack of consideration and breach of contract. The suit is in the discovery stage.

         Sandra Sherman, sued the Company in the Iowa District Court, Des Moines County Iowa for unspecified damages for claims relating to Ms. Sherman's participation in the Company's bankrupt subsidiary, Gulf Northern Transport's health care plan. The claims relating to unpaid benefits is believed to amount to approximately $50,000. The suit is in the discovery stage.

         G.E. Capital Corporation, commenced an action against the Company on October 1, 2001 in the U.S. District Court for the Western District of Kentucky, Louisville Division, alleging a breach of the Company's obligations under a Restructuring Agreement executed by G.E. Capital Corporation, the Company, its subsidiaries and certain affiliates on November 28, 2000. The agreement between the Company and G.E. Capital Corporation related to the restructuring of certain obligations to G.E. Capital Corporation in connection with its revolving line of credit and an equipment loan. The Company has filed a responsive pleading asserting substantial counterclaims. On January 4, 2002 G.E. Capital Corporation made a motion to dismiss the Company's counterclaims and on March 1, 2002 the Company opposed that motion and filed a cross-motion to dismiss the complaint filed by G.E.Capital Corporation, or, the alternative, to stay this action pending the resolution of certain proceedings pending in the U.S. Bankruptcy Court for the Middle District of Florida, which involve certain subsidiaries of the Company. The Company intends to aggressively defend against this action and to seek recovery under its counterclaim against G.E. Capital Corporation. Both parties have moved to dismiss the other's pleading, which motions have recently been denied by the court.

         Emergent Capital, L.P., filed suit against the Company in the U.S. District Court for the Southern District of New York on September 20, 2000. The complaint alleged that Emergent Capital was owed $300,000 in contractual penalties for the failure to register certain shares for resale, which Emergent purchased in September of 1999. The matter was settled for the sum of $140,000 payable over several months, and the action discontinued by the order of the court dated May 17, 2001. The Company has not met all of its obligations under the settlement agreement and judgment in the amount of $130,846.54 was entered on September 10, 2001. To date Emergent Capital has made no attempt to enforce the judgement against the Company.

         First Insurance Funding Corporation, filed suit against the Company in Circuit Court of Cook County Illinois on February 19, 2002 in connection with a settlement the Company had allegedly entered into with respect to payments allegedly owed First Insurance by the Company and certain other parties in an insurance premium finance arrangement. The amount claimed due under the promissory note entered into in connection with the agreement is $123,000. The Company is evaluating the claims and has reached a settlement in principle. The action has been withdrawn without prejudice.

         Michael P. Forbes and P/R Strategies International, Inc., filed suit against the Company, its President Dan L. Pixler and several other defendants on May 13, 2002 in the Supreme Court of New York, County of Suffolk. The Plaintiffs allege that the Company had breached a contract for professional services rendered and that they were damaged in the amount of $11,500. The Company has filed a motion to dismiss the action against the Company and Mr. Pixler and will vigorously defend.

           Mr. Chester Bedell filed an action against the Company in the Supreme Court of the State of New York, County of Suffolk on or about March 28, 2002. The Company filed an Answer and affirmative defenses shortly thereafter. The parties are in the process of finalizing the terms of a settlement, which the company believes will be completed on or before September 1, 2002. The terms provide for the payment of $10,000 upon execution and monthly installments of $3,125, until such time that the settlement amount of $80,000 is paid in full.

           Boutine Capital, II, LLC and its principal Gary J. Graham have filed a Third-Party Complaint against the Company and several of its officers in an action commenced by A.B. Goldberg, as plaintiff, in the District Court of the State of Colorado, Arapahoe County. Boutine and Graham allege that the Company is responsible for their failure to perform under a contract with A.B. Goldberg in connection with certain fund raising activities, seeking judgment in the approximately sum of $200,000. The Company asserts that there is no third-party liability and intends to vigorously defend this litigation.

           Freightliner of Savanah filed a civil action against U.S. Trucking, Inc. in or about 2001. The action has since languished and has not been actively pursued. In February 2002, plaintiff filed a second amended complaint seeking recovery against defendant Chancellor Corporation for a total of $3,806,100 for the purchase of certain tractors and equipment. The Company has filed an Answer and intends to vigorously defend this litigation should it be actively pursued.

           Legion Insurance Company filed an action against the Company in the Kentucky State Court sitting in Louisville seeking to recover payment for insurance premiums in an undisclosed amount. The action was filed in January 2002 and is currently in the discovery phase. The Company has denied all material allegations of wrongdoing and intends to vigorously defend this case.

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K -

(a)  Exhibits:    15.      Letter on Unaudited Interim Financial Information

(b)  Reports      Form 8-K filed April 16, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

LOGISTICS MANAGEMENT RESOURCES, INC.
(formerly U.S. Trucking, Inc.)
(Registrant)

/s/ Danny L. Pixler
-------------------
Danny L. Pixler
Chief Executive Officer

/s/ Anthony R. Russo
--------------------
Anthony R. Russo
Chief Financial Officer

                                    Exhibit A

                 Letter of Rosenberg Rich Baker Berman & Company



To the Board of Directors and Stockholders of Logistics Management Resources, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheet of Logistics Management Resources, Inc. and Subsidiary as of June 30, 2002 and 2001 and the related consolidated statements of operations for the three and six months then ended, and the consolidated cash flows for the six months then ended. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.


                                   /s/ Rosenberg Rich Baker Berman & Company


Bridgewater, New Jersey
August 14, 2002