Form 10QSB
period 2002-09-30
LOGISTICS MANAGEMENT RESOURCES INC
filed 2002-11-13
CIK 820408

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10Q-SB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.
                                            ------------------

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

Common Stock, no par value, 43,250,465 shares at October 31, 2002.
                                                 -----------------

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

Item 1.   Financial Statements...............................................2
          Condensed Balance Sheet at September 30, 2002 and December 31,2001.3 Condensed Statements of Operations for the Nine Months and
             Three Months Ended September 30, 2002 and September 30, 2001....4
          Condensed Statements of Stockholders' Equity (Impairment)..........5
          Condensed Statements of Cash Flows for the Nine Months Ended
             September 30, 2002 and September 30, 2001.......................6
          Notes to Condensed Financial Statements............................7
Item 2.   Management's Discussion and Analysis...............................8

PART II  OTHER INFORMATION..................................................10

Item 1.   Legal Proceedings.................................................10

Item 6.   Exhibits and Reports on Form 8-K..................................12

          SIGNATURE PAGE....................................................12

          EXHIBITS..........................................................13




--------------------



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited condensed financial statements of Registrant as of September 30, 2002, and for the nine months and three months ended September 30, 2002, and September 30, 2001 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                            Condensed Balance Sheets



                                                                     September 30,    December 31,
                                                                          2002            2001
                                                                       Unaudited        (Audited)
                                                                       ---------        --------
           Assets

Equipment, net of accumulated depreciation                           $      5,367    $      6,696
                                                                     ------------    ------------
         Total Assets                                                       5,367           6,696
                                                                     ============    ============

           Liabilities and Stockholders' Equity

Current Liabilities
     Accrued expenses                                                      85,722         264,825
     Accrued interest                                                   5,609,010       4,996,675
     Due to related parties                                             1,762,749         773,835
     Loans payable                                                      2,559,000       2,584,015
     Convertible debentures                                             5,198,460       5,198,460
     Net liabilities of discontinued operations                         5,460,504      16,960,504
                                                                     ------------    ------------
           Total Current Liabilities                                   20,675,445      30,778,314
                                                                     ------------    ------------
           Total Liabilities                                           20,675,445      30,778,314
                                                                     ------------    ------------
Stockholders' Equity (Impairment)
     Preferred stock, no par value; (10,000,000 shares authorized)
       Series A (99,000 shares outstanding)                                   132             132
       Series B (2,000 shares outstanding)                              2,000,000       2,000,000
       Series C (50,000 shares outstanding)                                15,000          15,000
       Series D (950 shares outstanding)                                  950,000         950,000
       Series E (2,300 shares outstanding)                              2,300,000       2,300,000
     Common stock, no par value; 75,000 shares authorized,
       43,250,465 shares issued and outstanding                                --              --
     Additional paid-in capital                                        14,713,201      14,713,201
     Accumulated (deficit)                                            (40,648,411)    (50,749,951)
                                                                     ------------    ------------
           Total Stockholders' Equity (Impairment)                    (20,670,078)    (30,771,618)
                                                                     ------------    ------------
           Total Liabilities and Stockholders' Equity (Impairment)   $      5,367    $      6,696
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


                                         Logistics Management Resources, Inc. and Subsidiary
                                                 F.T.A. U.S. Trucking, Inc.
                                             Condensed Statements of Operations

                                                                                                 Nine             Nine
                                                            Three Months        Three            Months           Months
                                                               Ended        Months Ended         Ended            Ended
                                                           September 30,      September        September        September
                                                                2002          30, 2001         30, 2002         30, 2001
                                                          ---------------  --------------   --------------   --------------
Continuing Operations:

Net Revenue                                              $              - $             -  $             -  $             -
                                                          ---------------  --------------   --------------   --------------
Operating Expenses
       Depreciation and amortization                                  443               -            1,329                -
       Interest expense                                                 -         210,699          612,335        1,532,720
       Administrative expenses                                          -          78,586            9,160          300,000
                                                          ---------------  --------------   --------------   --------------
         Total Operating Expenses                                     443         289,285          622,824        1,832,720
                                                          ---------------  --------------   --------------   --------------
Operating (Loss) before Discontinued Operations                     (443)       (289,285)        (622,824)      (1,832,720)

Other Income (Expense)

       Loss on investment                                               -                -         (17,672)               -
                                                          ---------------  --------------   --------------   --------------
       Rescission of investment                                    17,672               -           17,672                -
                                                          ---------------  --------------   --------------   --------------
         Total Other Income (Expense)                              17,672               -                -                -
                                                          ---------------  --------------   --------------   --------------
Income (Loss) Before Discontinued Operations                       17,229       (289,285)        (622,824)      (1,832,720)

Discontinued Operations:

       Gain (loss) on disposal of discontinued
         operations net of tax of $0                           10,650,015       (484,848)       10,724,364      (2,456,430)
                                                          ---------------  --------------   --------------   --------------
Net Income (Loss)                                        $     10,667,244 $     (774,133)  $    10,101,540  $   (4,289,150)
                                                          ---------------  --------------   --------------   --------------

Earnings (Loss) Per Common Share

     (Loss) from continuing operations                   $          0.00  $       (0.04)   $         (0.02)  $      (0.12)

     Income (Loss) from discontinued operations                     0.25          (0.08)              0.25          (0.16)
                                                                    ----          -----               ----          ------

     Basic and diluted earnings per share                $          0.25  $       (0.12)   $          0.23   $      (0.28)
                                                                    ====          =====               ====          ======

Weighted Average Number of Common Shares Outstanding           43,250,465       6,292,527       43,250,465       15,279,795
                                                         --===============  ==============  -==============   -=============





                      See notes to the condensed financial statements.

                                       Logistics Management Resources, Inc. and Subsidiary
                                                 F.T.A. U.S. Trucking, Inc.
                                      Condensed Statements of Stockholders Equity (Impairment)

                                             Preferred Stock   Preferred Stock  Preferred Stock  Preferred Stock    Preferred Stock
                                                Series A          Series B           Series C        Series D        Series E
                                             Shares  Amount  Shares   Amount    Shares  Amount   Shares  Amount   Shares   Amount
                                             ------  ------  ------  ---------  ------  ------   ------  ------   ------ ----------
Balance, January 1, 2001                      99,000  $132   2,000  $2,000,000  50,000 $15,000    950   $950,000  2,300  $2,300,000

Issuance of shares for services rendered          --    --      --          --      --      --     --        --      --         --
Issuance of shares in exchange for
rescission                                        --    --      --          --      --      --     --        --      --         --

Purchase of treasury shares                       --    --      --          --      --      --     --        --      --         --

Sale of treasury shares                           --    --      --          --      --      --     --        --      --         --

Cancellation of shares                            --    --      --          --      --      --     --        --      --         --

Cancellation of subscriptions                     --    --      --          --      --      --     --        --      --         --

Net loss                                          --    --      --          --      --      --     --        --      --         --
                                              ------  ----   -----  ----------  ------ -------    ---   --------  -----  ----------
Balance, September 30, 2001                   99,000  $132   2,000  $2,000,000  50,000 $15,000    950   $950,000  2,300  $2,300,000
                                              ======  ====   =====  ==========  ====== =======    ===   ========  =====  ==========



Balance, January 1, 2002                      99,000  $132   2,000  $2,000,000  50,000 $15,000    950   $950,000  2,300  $2,300,000
Net income (loss)                                 --    --      --          --      --      --     --        --      --         --
                                              ------  ----   -----  ----------  ------ -------    ---   --------  -----  ----------
Balance, September 30, 2002                   99,000  $132   2,000  $2,000,000  50,000 $15,000    950   $950,000  2,300  $2,300,000
                                              ======  ====   =====  ==========  ====== =======    ===   ========  =====  ==========



                                                                      Subscrip-       Additional     Retained       Stockholders'
                                                 Common Stock           tions           Paid In       Earnings           Equity
                                                Shares    Amount      Receivable      Capital       (Deficit)       (Deficiency)
                                                ------    ------     -----------   -------------    ----------       ------------
Balance, January 1, 2001                        61,186,903  $   -     $(906,788)    $ 12,197,922    $ (38,937,160)   $(22,380,894)

Issuance of shares for services rendered        15,488,764      -              -       3,310,468                -      3,310,468
Issuance of shares in exchange for rescission    1,500,000      -              -         180,000                -        180,000

Purchase of treasury shares                        (18,000)     -              -        (118,401)               -       (118,401)

Sale of treasury shares                             18,000      -              -          50,000                -         50,000

Cancellation of shares                         (34,925,202)     -              -               -                -              -

Cancellation of subscriptions                            -      -       906,788         (906,788)               -              -

Net loss                                                 -      -              -               -       (4,289,150)     (4,289,150)
                                                ----------   -----    ----------      -----------    ------------    -------------

Balance, September 30, 2001                     43,250,465  $   -              -     $ 14,713,201    $(43,226,310)   $(23,247,977)
                                                ==========   =====    ==========      ===========    ============    =============

Balance, January 1, 2002                        43,250,465  $   -              -     $ 14,713,201    $(50,749,951)   $(30,771,618)
Net income (loss)                                        -      -              -                -      10,101,540      10,101,540
                                                ----------   -----    ----------      -----------    ------------    -------------
Balance, September 30, 2002                     43,250,465  $   -              -     $ 14,713,201    $(40,648,411)   $(20,670,078)
                                                ==========   =====    ==========      ===========    ============    =============


                See notes to the condensed financial statements.


                                       Logistics Management Resources, Inc. and Subsidiary
                                                 F.T.A. U.S. Trucking, Inc.
                                             Condensed Statements of Cash Flows


                                                                              Nine Months Ended September 30,
                                                                                 2002                2001
                                                                                 ----                ----
Cash Flows From Operating Activities
     Continuing Operations:

     (Loss) before income taxes                                              $   (622,824)   $ (1,832,720)

       Adjustments to Reconcile Net (Loss) to Net Cash Used By
         Operating Activities

         Depreciation and amortization expense                                      1,329          44,848
         Loss on investment                                                            --              --
           Decrease in inventory                                                       --         162,000
           Increase in prepaid expenses                                                --      (1,266,724)
         Decrease in cash overdraft                                                    --         (29,688)
         Decrease in accrued expenses                                            (179,103)         94,750
         Increase in accrued interest                                             612,335       1,524,055
                                                                             ------------    ------------
Net Cash Used in Continuing Operations                                           (188,263)     (1,303,479)
                                                                             ------------    ------------
     Discontinued Operations:
     Income (loss) before income taxes                                         10,724,364      (2,456,430)
       Adjustments to Reconcile Net Income (Loss) to Net Cash Used By
       Discontinued Operating Activities
           Increase (decrease) in net liability of discontinued operations    (11,500,000)       (154,781)
                                                                             ------------    ------------
         Net Cash Provided by (Used in) Discontinued Operations                  (775,636)     (2,611,211)
                                                                             ------------    ------------
Net Cash Used in Operating Activities                                            (963,899)     (3,914,690)
                                                                             ------------    ------------

Cash Flows from Financing Activities

     Net proceeds from related parties                                            988,914         375,846
     Purchase of equipment                                                             --          (7,640)
     Purchase of treasury shares                                                       --        (118,401)
     Sale of treasury shares                                                           --          50,000
     Increase (reduction) in loans payable                                        (25,015)        124,416
     Issuance of common shares for purchase of business                                --         180,000
     Issuance of common shares for services received                                   --       3,310,469
                                                                             ------------    ------------
               Net Cash Provided By Financing Activities                          963,899       3,914,690
                                                                             ------------    ------------

Net Increase (Decrease) in Cash                                                        --              --

Cash at beginning of period                                                            --              --
                                                                             ------------    ------------
Cash at end of period                                                        $         --    $         --
                                                                             ============    ============


                See notes to the condensed financial statements.

               Logistics Management Resources, Inc. and Subsidiary
                           F.T.A. U.S. Trucking, Inc.
                   Notes to the Condensed Financial Statements

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002, and 2001 are not necessarily indicative of the results that may be expected for the years ended December 31, 2002, and 2001.

The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 2001. Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

ACQUISITION AND RESCISSION

On April 1, 2002, the Registrant acquired ninety-nine percent (99%) of the issued and outstanding common stock of Interstate University, Inc. ("Interstate"), located in Evansville, Indiana, from Midwest Merger Management, LLC ("Midwest"). The purchase price consisted of a $200,000 promissory note, secured by a pledge of the shares of Interstate, payable over five years commencing April 1, 2003, with interest at 4% per annum. Midwest is also entitled to receive bonus payments equal to ten percent (10%) of Interstate's net income through December 31, 2006.

Midwest is partially owned by the spouse of an individual who owns 3,250,000 shares of the Registrant's common stock and the trustee of a trust, which owns 200,000 shares of the Registrant's Series C Preferred Stock, with voting rights equivalent to 20,000,000 shares of common stock.

During September 2002, the Registrant and Midwest reached agreement that Interstate had failed to meet the performance criteria of the original acquisition terms, and that it would likely continue to do so for the foreseeable future. Accordingly, the parties mutually agreed to a rescission of the original transaction.

DISCONTINUED OPERATIONS

During November 2000, the Registrant's operating business was discontinued and its subsidiaries sought the protection of the Federal Bankruptcy Act. In this connection, the Registrant had provided for losses on the disposal of such operations during 2000 and 2001in the aggregate amount of $43,665,770. As the Registrant's estimate of its losses upon disposition of its discontinued operations was largely determined by the claims of its creditors, the favorable settlement of any of such creditors' claims may give rise to the reversal of a portion of the Registrant's original provision for losses in a subsequent period. The September 2002 settlement of the claims of GE Credit Corporation for $875,000, which were originally estimated in the accompanying financial statements at $11,500,000, has resulted in the appearance of such a gain. In actuality, this amount is a reduction of the original $43,665,770 estimated loss by the $10,625,000 net savings resulting from the favorable settlement.

INCOME TAXES

For the three and nine months ended September 30, 2002, the Registrant has not provided for income tax on its earnings as the Registrant, at December 31, 2001, had available approximately $50,000,000 of net operating losses which may be carried forward to reduce future federal and state taxable income. These tax loss "carryforwards" expire between 2008 and 2021.

EARNINGS PER SHARE

The convertible preferred stock and debentures were not included in computing diluted EPS because their effects were anti-dilutive.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion contains forward-looking statements regarding the Registrant, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Registrant's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, the Registrant's ability to successfully develop new products for new markets; the impact of competition on the Registrant's revenues, changes in law or regulatory requirements that adversely affect or preclude customers from using its products for certain applications, delays in our introduction of new products or services, and failure by the Registrant to keep pace with emerging technologies.

         When used in this discussion, words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Registrant undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Registrant's business.


Nine Month Periods Ended September 30, 2002 and 2001:

Revenue - Total revenue for the nine months ended September 30, 2001 ("9M1") was $-0- compared to $-0- for the nine months ended September 30, 2002 ("9M2"). The Registrant's lack of revenue was principally attributable to the Registrant being in a restructuring phase since placing its operating subsidiaries into bankruptcy in November of 2000. The Registrant continues working through the restructure of its debt and the mitigation of outstanding litigation.

Operating Expenses - Operating expenses for 9M1 were $1,832,720 compared to $622,824 for 9M2. This decrease was principally attributable to the elimination of all administrative expenses not required in the restructuring of the Registrant and the Registrant's decision to freeze accruing any additional interest related to the ongoing litigation with G.E. Capital Corporation.

Income (Loss) before Discontinued Operations - Operating loss before discontinued operations for 9M1 was ($1,832,720) as compared to ($622,824) for 9M2. This decrease was principally attributable to non-existence of business activity in 9M2.

Discontinued Operations - The Registrant's loss from discontinued operations for 9M1 of ($2,456,430) was turned around to a gain during 9M2 of $10,724,364. This turnaround was principally attributable to the net gain of $10,625,000 resulting from the Registrant's favorable settlement of the GE Capital matter, among others, during the period.

Net Income (Loss) - The Registrant's net loss of ($4,289,150) for 9M1 may be compared to a net income of $10,101,540 for 9M2. This increase was principally attributable to the Registrant's successful resolution of the claims of its larger creditors during the period together with the virtual curtailment of any significant administrative expenses while the Registrant continues its restructuring efforts.


Quarters Ended September 30, 2002 and 2001:

Revenue - Total revenue for the third quarter 2001 ("TQ1") was $-0- compared to $-0- for the third quarter 2002 ("TQ2"). The Registrant's lack of revenue was principally attributable to the Registrant being in a restructuring phase since placing its operating subsidiaries into bankruptcy in November of 2000. The Registrant continues working through the restructure of its debt and the mitigation of outstanding litigation.

Operating Expenses - Operating expenses for TQ1 were $289,825 compared to $443 for TQ2. This decrease was principally attributable to the elimination of virtually all administrative expenses not required in the restructuring of the Registrant; and the Registrant's decision to freeze any additional accrual of interest expense related to the claims of its larger creditors effective April 1, 2002.

Income (Loss) before Discontinued Operations - Operating loss before discontinued operations for TQ1 was ($289,285) compared to income of $17,229 for TQ2. This improvement was principally attributable to the effect of the rescission of the Interstate acquisition during TQ2, net of $443 of depreciation and amortization expense for the period.

Discontinued Operations - The Registrant's loss from discontinued operations for the TQ1 of ($484,848) was reversed during TQ2 to a gain of $10,650,015. This improvement was principally attributable to the net gain of $10,625,000 on the Registrant's resolution, during TQ2, of the claims of G.E. Capital, among others, and the virtual non-existence of expenses attributable to the Registrant's previously discontinued operations.

Net Income (Loss) - The Registrant had net a loss of ($774,133) for TQ1 compared to net income of $10,667,244 for TQ2. This increase was principally attributable to the Registrant's successful resolution of the claims of some of its larger creditors during the period together with the virtual curtailment of any significant administrative expenses while the Registrant continues its restructuring efforts.

Liquidity and Capital Resources. The Registrant has no capital resources. Given the Registrant's lack of operating revenue and material pending litigation, management believes that the Registrant's only realistic source of capital is private placements of its common stock sold to accredited investors with experience in investing in high risk entities of this sort. Given the limited options for capital available to the Registrant, and the extent of material pending litigation, there can be absolutely no assurance that the Registrant will be able to survive as a viable entity.

ITEM 1.  LEGAL PROCEEDINGS -

CIT Group/Equipment Financing, Inc. filed suit against the Registrant and certain other parties in the Superior Court of NJ, Law Division Union County, Docket No. UNN-L-3556-00 on July 7, 2000, for the return of six tractors formerly used in the business of American Intermodal Services, Inc., some of the operations of which Gulf Northern Transport took over in the spring of 2000. The Registrant denied it ever received the tractors. A default judgment was granted in November of 2001, against all defendants in the amount of $384,599.89. The Registrant understands that certain of the tractors have since been recovered by CIT. The Registrant denies that CIT had jurisdiction over the Registrant in the New Jersey court wherein the lawsuit was brought, and that the judgment is therefore invalid. CIT has not pursed collecting the judgment.

Allstates World Cargo, filed suit against the Registrant and its chairman for $678,000. The suit claims the Registrant and its chairman defaulted on certain business guarantees related to the acquisition of Trans-Logistics as of January 1, 2001. The Registrant and the chairman filed an answer in this matter on or about August 2001. Recently, this action was settled among all of the parties. The terms of settlement included a judgment by consent as against the Registrant in the amount of $728,242.23, inclusive of interest and costs and subject to further offset for payments made on behalf of the defendant officer.

Southtrust Bank, filed suit against the Registrant and numerous other parties in the U.S. District Court for the Northern District of Alabama, Southern Division on April 30, 2001 (No. CV-01-AR-1068-S). The suit claimed that the Registrant is liable as guarantor on approximately $4.7 million of debt owed by Professional Transportation Group Ltd., Inc. and Timely Transportation, Inc. as primary obligors. PTG and Timely are entities with which we were engaged in merger negotiations in 2000. Southtrust received a judgment in the amount of $2.8 million against the Registrant, but has not taken any actions to collect the judgment to date.

General Electric Capital Corporation, filed suit against the Registrant on October 25, 2001 in Circuit Court of Randolf County, Missouri for $60,000 in unpaid copier lease payments and the return of three copiers. The suit is in the discovery stage.

Porter, Levay & Rose, Inc., sued us in Jefferson Circuit Court, Jefferson County Kentucky in September 2000 to collect $30,000 allegedly due for public relations services. The Registrant has denied the claim for a lack of consideration and breach of contract. The suit is in the discovery stage.

Sandra Sherman, sued the Registrant in the Iowa District Court, Des Moines County Iowa for unspecified damages for claims relating to Ms. Sherman's participation in the Registrant's bankrupt subsidiary, Gulf Northern Transport's health care plan. The claims relating to unpaid benefits are believed to amount to approximately $50,000. The suit is in the discovery stage.

G.E. Capital Corporation ("G.E."), commenced an action against the Registrant on October 1, 2001 in the U.S. District Court for the Western District of Kentucky, Louisville Division, seeking recovery of more than $22,000,000; and alleging a breach of the Registrant's obligations under a Restructuring Agreement executed by G.E., the Registrant, its subsidiaries and certain affiliates on November 28, 2000. The agreement between the Registrant and G.E. related to the restructuring of certain obligations to G.E. in connection with its revolving line of credit and an equipment loan. By agreement dated September 27, 2002, the parties settled all underlying obligations in consideration of an $875,000 wire transfer payment arranged for by the defendants and the exchange of mutual general releases.

Emergent Capital, L.P., filed suit against the Registrant in the U.S. District Court for the Southern District of New York on September 20, 2000. The complaint alleged that Emergent Capital was owed $300,000 in contractual penalties for the failure to register certain shares for resale, which Emergent purchased in September of 1999. The matter was settled for the sum of $140,000 payable over several months, and the action discontinued by the order of the court dated May 17, 2001. The Registrant has not met all of its obligations under the settlement agreement and judgment in the amount of $130,846.54 was entered on September 10, 2001. To date Emergent Capital has made no attempt to enforce the judgment against the Registrant.

First Insurance Funding Corporation, filed suit against the Registrant in Circuit Court of Cook County Illinois on February 19, 2002 in connection with a settlement the Registrant had allegedly entered into with respect to payments allegedly owed First Insurance by the Registrant and certain other parties in an insurance premium finance arrangement. The amount claimed due under the promissory note entered into in connection with the agreement is $123,000. The Registrant is evaluating the claims and has reached a settlement in principle. The action has been withdrawn without prejudice.

Michael P. Forbes and P/R Strategies International, Inc., filed suit against the Registrant, its President Dan L. Pixler and several other defendants on May 13, 2002 in the Supreme Court of New York, County of Suffolk. The Plaintiffs allege that the Registrant had breached a contract for professional services rendered and that they were damaged in the amount of $11,500. The Registrant and Mr. Pixler have filed a motion to dismiss the action, which motion was granted by order dated September 27, 2002.

Mr. Chester Bedell filed an action against the Registrant in the Supreme Court of the State of New York, County of Suffolk on or about March 28, 2002. The Registrant filed an answer and affirmative defenses shortly thereafter. On or about October 2, 2002, the parties entered into an agreement settling the action for $80,000, payable $10,000 down and $3,125 a month until the unpaid balance is paid in full. The Registrant is in full compliance with the settlement agreement and expects that the action will be withdrawn with prejudice pursuant to the terms thereof.

Boutine Capital, II, LLC and its principal Gary J. Graham have filed a Third-Party Complaint against the Registrant and several of its officers in an action commenced by A.B. Goldberg, as plaintiff, in the District Court of the State of Colorado, Arapahoe County. Boutine and Graham allege that the Registrant is responsible for their failure to perform under a contract with A.B. Goldberg in connection with certain fund raising activities, seeking judgment in the approximately sum of $200,000. The Registrant asserts that there is no third-party liability and intends to vigorously defend this litigation.

Freightliner of Savanah filed a civil action against U.S. Trucking, Inc. in or about 2001. The action has since languished and has not been actively pursued. In February 2002, plaintiff filed a second amended complaint seeking recovery against defendant Chancellor Corporation for a total of $3,806,100 for the purchase of certain tractors and equipment. The Registrant has filed an Answer and intends to vigorously defend this litigation should it be actively pursued.

Legion Insurance Registrant filed an action against the Registrant in the Kentucky State Court sitting in Louisville seeking to recover payment for insurance premiums in an undisclosed amount. The action was filed in January 2002, and is currently in the discovery phase. The Registrant has denied all material allegations of wrongdoing and intends to vigorously defend this case.

Prologist Trust as landlord filed an action against the Registrant and others in the Superior Court of New Jersey, Middlesex County, seeking to recover the sum of $403,146.49 under a purported assignment of lease. The Registrant filed an answer denying all material allegations in the complaint; and intends to vigorously defend this action.

During the first quarter of 2002, the Registrant was notified that the Securities and Exchange Commission (the "SEC") initiated a private investigation pertaining to the aborted transaction between the Registrant and Professional Transportation Group, Ltd., Inc., a publicly held corporation. According to the Order Directing Private Investigation and Designating Officers to Take Testimony, the SEC is investigating whether there were any violations of the Federal securities laws, including Sections 5(a), 5(c) and 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)(2) and 13(b)(5) of the Securities Exchange Act of 1934. The Registrant has provided documents and members of management have given testimony in connection with the SEC investigation. Based upon advice of counsel, the Registrant does not believe that it committed any violations of the Federal securities laws, and intends to cooperate fully with the SEC and its staff.

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K -

(a)  Exhibits:

                15.  Letter on Unaudited Interim Financial Information

(b)  Reports      Form 8-K filed October 28, 2002.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

LOGISTICS MANAGEMENT RESOURCES, INC.
(formerly U.S. Trucking, Inc.)
(Registrant)

/s/ Danny L. Pixler
-------------------
Danny L. Pixler
Chief Executive Officer

                                 CERTIFICATIONS


I, Danny L. Pixler, the Registrant's Chief Executive and Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Logistics Management Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002


/s/     Danny L. Pixler
Chief Executive and Financial Officer

                                    Exhibit A


                 Letter of Rosenberg Rich Baker Berman & Company


To the Board of Directors and Stockholders of Logistics Management Resources, Inc.

We have reviewed the accompanying consolidated balance sheet of Logistics Management Resources, Inc. as of September 30, 2002, and the related consolidated statements of operations for the three and nine months then ended, and the consolidated cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

As discussed in our report dated March 26, 2002, certain conditions indicate that the company may be unable to continue as a going-concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going-concern.

                                       /s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
November 1, 2002