Form 10KSB
period 2002-12-31
LOGISTICS MANAGEMENT RESOURCES INC
filed 2003-04-02
CIK 820408

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10K-SB
  Annual Report under Section 13 or 15 (d) of the Securities Exchange Act 1934:

                       Fiscal Year Ended December 31, 2002

                       Commission File Number: 33-9640-LA

                      LOGISTICS MANAGEMENT RESOURCES, INC.
                    (Exact Name of Registrant in its Charter)

                  Colorado                                 68-0133692
           (State or other                               (IRS Employer
        Jurisdiction of Incorporation)               Identification No.)

            10602 Timberwood Circle, Suite # 9, Louisville, KY 40223 (Address of Principal executive Offices including Zip Code)

                                 (502) 339-4000
                         (Registrant's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

                                None

Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, no par value

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment thereto. [ ].

Registrant's revenues for its most recent fiscal year:  $  - 0 -

Market value of common stock held by non-affiliates at February 28, 2003:

                                      $968,078

Shares of Common Stock outstanding at February 28, 2003:  54,785,438 shares

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (check one):  Yes [X]  No [ ]

                                TABLE OF CONTENTS



                                     PART I

Item 1.           Description of Business

Item 2.           Description of Property

Item 3.           Legal Proceedings

Item 4.           Submissions of Matters to a Vote of Security Holders

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

Item 6.           Management's Discussion and Analysis or Plan of Operation

Item 7.           Financial Statements

Item 8.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

                                    PART III

Item 9.           Directors, Executive Officers, Promoter and Control Persons;
                           Compliance with Section 16(a) of the Exchange Act

Item 10.          Executive Compensation

Item 11.          Security Ownership of Certain Beneficial Owners and Management

Item 12.          Certain Relationships and Related Transactions

Item 13.          Exhibits and Reports on Form 8K

Item 14.         Controls and Procedures

                                   SIGNATURES

                                 CERTIFICATIONS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

Logistics Management Resources, Inc. (the "Registrant") was incorporated in Colorado in January 1987, under the name Northern Dancer, Inc. In September 1998, in a reverse merger business combination, the Registrant acquired all of the issued and outstanding shares of common stock of U.S. Trucking, Inc., a privately owned Nevada corporation ("Trucking") solely in consideration for an aggregate of 15,877,300 shares of the Registrant's common stock, no par value per share. Through wholly owned subsidiaries, Trucking was engaged in providing freight transportation services to large corporations and the operation of a regional truckload carrier specializing in the short to medium haul market segments.

By late 2000, in the face of substantial losses, the Registrant determined it was in its best interest to cease operations of its unprofitable transportation business. Accordingly, on November 30, 2000, four of the Registrant's operating subsidiaries that collectively comprised substantially all of the unprofitable business, filed for Chapter 11 protection in the Bankruptcy Court of the Northern District of Florida. Shortly thereafter, and principally as a result of the Registrant's failure to successfully implement a plan of reorganization, the court appointed Trustee in Bankruptcy converted the case to a Chapter 7 liquidation. Notwithstanding the liquidation of its subsidiaries and the cessation of its transportation business, the Registrant did not seek bankruptcy protection. Rather, the Registrant's management has been working to resolve, through negotiations, the settlement or mitigation of the liabilities occasioned by its failed transportation business. Although there can be no assurance, the Registrant's management believes that it may be eventually in a position to favorably restructure the Registrant through a business combination with a profitable privately owned company.

In February 2001, the Registrant's Board of Directors and shareholders approved a change of name to Logistics Management Resources, Inc., and a 1 for 100 reverse split of all shares of the Registrant's common stock. The reverse split became effective on February 12, 2001.

The Registrant's address is 10602 Timberwood Circle, Suite # 9, Louisville, KY 40223, and its telephone and facsimile numbers are (502) 339-4000 and (502) 412-8200, respectively. The Registrant's common stock trades on the NASDAQ OTCBB under the symbol LMRI.

Recent Developments

Interstate University, Inc. Acquisition

         On April 1, 2002, and pursuant to a Stock Purchase Agreement dated February 21, 2002 (the "Agreement"), the Registrant completed the acquisition of virtually all of the issued and outstanding common stock of Interstate University, Inc., a privately owned Kentucky corporation ("Interstate"). Located in Evansville, Indiana, Interstate was engaged in the business of educating and training individuals to drive commercial freight liners. The acquisition was effected through the purchase of ninety-nine percent (99%) of Interstate's issued and outstanding shares of common stock (the "Shares") from Midwest Merger Management, LLC, a Kentucky limited liability company ("Midwest"). In consideration for the Shares, LMRI gave Midwest a 4%, one year promissory note in the principal amount of $200,000 secured by a first lien and security interest in the Shares (the "Note"), and a five year 10% net profit interest in Interstate (the "Interest").

         The Registrant and Midwest subsequently mutually agreed that Interstate had failed to meet performance criteria set forth in the Agreement, and was likely to continue to do so. Accordingly, on October 28, 2002, the parties executed a Rescission and Release Agreement whereby in consideration for the exchange of general releases and the return of the Note, the Registrant relinquished the Interest and returned the Shares to Midwest.

Settlement with GE Capital Corporation

         GE Capital Corporation ("GE") commenced an action against the Registrant on October 1, 2001 in the U.S. District Court for the Western District of Kentucky, Louisville Division, seeking recovery of more than $22,000,000, and alleging a breach of the Registrant's obligations under a Restructuring Agreement executed by GE, the Registrant, its subsidiaries and certain affiliates on November 28, 2000. The agreement between the Registrant and GE related to the restructuring of certain obligations to GE in connection with its revolving line of credit and an equipment loan. By agreement dated September 27, 2002, the parties settled all underlying obligations in consideration of an $875,000 payment arranged for by the defendants and the exchange of mutual general releases.

Convertible Financing

         On September 27, 2002, and pursuant to a 6% secured, convertible promissory note due on October 1, 2007 (the "Convertible Note"), the Registrant consolidated $856,915.70 (including $10,095.70 in legal costs) previously borrowed from Brentwood Capital Corp., a non-affiliated New York corporation ("Brentwood"), and proceeded to borrow another $875,000 from Brentwood to fund the settlement with GE. The resulting $1,731,905.70 Convertible Note is payable in 60 equal installments of $33,287.41 together with interest computed at 6% per annum on the outstanding balance, on the first day of each month commencing on December 1, 2002, and terminating on November 1, 2007.

         At any time prior to October 1, 2007, and on five days prior written notice, Brentwood may convert all or any portion of the outstanding principal and interest due under the Note into 173,190,570 shares of the Registrant's Common Stock, no par value per share, (the "Conversion Shares"). At December 31, 2002, the Registrant had been unable to make any of the scheduled payments to Brentwood, and accordingly owed $1,758,951.90 in principal and accrued interest pursuant to the Convertible Note, Based upon the conversion price of $.01 per share, which represented 100% of the average closing prices for the Registrant's common stock on the OTCBB for the 20 trading days preceding the date of the Convertible Note, Brentwood would be entitled to convert its note into a maximum of 175,895,190 shares at December 31, 2002.

         As of the date of the Note, only 22,823,267 common shares were available for conversion requiring the Registrant to file a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State for the State of Colorado to make available a sufficient number of shares for all existing conversion rights and any future capital needs. Pursuant to the terms of the Convertible Note, the Registrant has covenanted and agreed to promptly undertake an amendment to its Certificate of Incorporation to increase its authorized common stock from 75,000,000 to 300,000,000 shares. The Convertible
Note is secured by a first lien and security interest in all of the Registrant's assets.

Disposition of Transportation Business

In connection with obtaining Brentwood's agreement on September 27, 2002, to advance the Registrant the $875,000 required by the GE settlement, the Registrant agreed to convey 100% of its ownership interest in its terminated freight transportation business to Brentwood in exchange for Brentwood's forgiveness of all interest accrued and due on the $856,905.70 previously owed Brentwood by the Registrant. Accordingly, on December 30, 2002, the Registrant sold and delivered to Brentwood: (i) a certificate representing an aggregate of 200 shares of common stock, no par value, of LMRI Resolution Corp., a New York corporation wholly owned by the Registrant (the "Resolution Shares"), and (ii) certificates representing all of the issued and outstanding shares of capital stock of the following seven wholly owned subsidiaries of Resolution: Prostar, Inc., Gulf Northern Transport, Inc., Mencor, Inc., UST Logistics, Inc., Maverick Truck Brokerage, Inc., U.S. Trucking, Inc. and Trans-logistics, Inc. (collectively the "Resolution Subsidiaries") representing Resolution's principal holdings. The sale and transfer of the Resolution Shares was made subject to any adverse claims, judgments or other encumbrances arising out of or attendant upon the filing by four of the Subsidiaries in the United States Bankruptcy Court for the Middle District of Florida, Jacksonville Division, Case Nos. 00-0924-3F7 through 00-09227-3F7.

Additional Director

In February 2003, Mr. Pixler appointed Anthony R. Russo to the Registrant's board of directors in contemplation of Messrs. Pixler's and Russo's joint efforts to reorganize the Registrant's affairs and prepare it to target and negotiate a business combination with a profitable, privately-held business. While both Mr. Pixler and Mr. Russo have considerable business experience with respect to corporate reorganization and the integration of business operations, there can be no assurance that their efforts will be effective or successful in redirecting the Registrant's affairs.

Business of the Registrant

Since ceasing its freight transportation services business on November 30, 2000, followed by its December 30, 2002, disposition of its ownership interest therein, the Registrant has not had any revenue from operations. During this period, the Registrant has principally been engaged in seeking to resolve the claims of its creditors. More recently, the Registrant's management has begun to explore the possibility of seeking a business combination with a profitable privately owned company. Accordingly, and despite the fact that management does not consider the Registrant to be a development stage company, it is possible that the Registrant could be considered to be a blank check company. As defined in Section 7(b)(3) of the Securities Act of 1933, as amended (the "Securities Act"), a "blank check" company is an entity that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing "penny stock" securities as defined in Rule 3(a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.

The Registrant intends to identify and negotiate with a business target for the merger of that entity with and into the Registrant. In certain instances, a target company may wish to become a subsidiary of the Registrant or may wish to contribute or sell assets to the Registrant rather than to merge. No assurances can be given that the Registrant will be successful in identifying or negotiating with any target company. The Registrant seeks to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

A business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of the Registrant, and the substitution by the target company of its own management and board of directors. No assurances can be given that the Registrant will be able to enter into a business combination, or, if the Registrant does enter into such a business combination no assurances can be given as to the terms of a business combination, or as to the nature of the target company.

Risk Factors

The Registrant's business is subject to numerous risk factors, including the following:

No Operating History or Revenue and Minimal Assets. The Registrant has had an unprofitable operating history and no revenues or earnings from operations for the last two years. The Registrant has no significant assets or financial resources. The Registrant will, in all likelihood, incur operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Registrant incurring a net operating loss which will increase continuously until the Registrant can consummate a business combination with a target company. There can be no assurance that the Registrant will be able to identify such a target company and consummate such a business combination on acceptable terms or that it will derive any benefit from the net operating loss.

Speculative Nature Of The Registrant's Proposed Operations. The success of the Registrant's proposed plan of operation will depend to a great extent on the operations, financial condition and management of any identified target company. While management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Registrant will be able to identify a candidate satisfying such criteria. In the event the Registrant completes a business combination, the success of the Registrant's operations will be dependent upon management of the target company and numerous other factors beyond the Registrant's control.

Scarcity of and Competition for Business Opportunities and Combinations. The Registrant is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition candidates for the Registrant. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Registrant and, consequently, the Registrant will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Registrant will also compete with numerous other small public companies in seeking merger or acquisition candidates.

Continued Management Control, Limited Time Availability. While seeking a business combination, management anticipates devoting up to twenty (20) hours per month to the business of the Registrant. The Registrant's only executive officer is Danny L. Pixler and its only "outside" director is Anthony R. Russo, neither of whom have entered into written employment agreements with the Registrant or are expected to do so in the foreseeable future. The Registrant has not obtained key man life insurance on its officers and directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of Mr. Pixler would adversely affect development of the Registrant's business and its likelihood of consummating a business combination.

Conflicts of Interest - General. Both Messrs. Pixler and Russo, the Registrant's two Directors, participate in other business ventures which may compete directly with the Registrant. Although none are anticipated, conflicts of interest and non-arms length transactions may also arise in the future. Management does not anticipate that the Registrant will seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest. See "ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Reporting Requirements May Delay or Preclude Acquisition. Section 13 of the 34 Act requires the Registrant to provide certain information about significant acquisitions including certified financial statements for the business being acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Registrant. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Lack of Market Research or Marketing Organization. The Registrant has not conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Registrant. Even in the event demand exists for a merger or acquisition of the type contemplated by the Registrant, there can be no assurance the Registrant will be successful in completing any such business combination.

Lack of Diversification. The Registrant's proposed operations, even if successful, will, at least in the short term and in all likelihood in the long term, result in the Registrant engaging in a business combination with only one business opportunity. Consequently, the Registrant's activities will be limited to those engaged in by the business opportunity which the Registrant merges with or acquires. The Registrant's inability to diversify its activities into a number of areas may subject the Registrant to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Registrant's operations.

Probable Change in Control and Management. A business combination involving the issuance of the Registrant's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Registrant. Any such business combination may require shareholders of the Registrant to sell or transfer all or a portion of the Registrant's common stock held by them. The resulting change in control of the Registrant will likely result in removal of the present officers and directors of the Registrant and a corresponding reduction in or elimination of their participation in the future affairs of the Registrant.

Reduction of Percentage Ownership Following Business Combination. The Registrant's primary plan of operation is based upon the consummation of a business combination with a business entity which, in all likelihood, will result in the Registrant issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Registrant would result in a reduction in the percentage of shares owned by the present shareholders of the Registrant and would most likely result in a change in control and management of the Registrant.

Aspects of Blank Check Offering. The Registrant may enter into a business combination with a business entity that desires to establish a public trading market for its shares. A target company may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Registrant. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders or the inability to obtain an underwriter on terms satisfactory to the Registrant or the target.

Taxation. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Registrant may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Registrant intends to structure any business combination so as to minimize the federal and state tax consequences to both the Registrant and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction or their respective shareholders.

Requirement of Audited Financial Statements May Disqualify Business Opportunities. Management of the Registrant will request that any potential business opportunity provide audited financial statements. One or more potential combination candidates may opt to forego pursuing a business combination with the Registrant rather than incur the burdens associated with preparing audited financial statements. In such case, the Registrant may choose to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement would be provided after closing of such a transaction. Closing documents for such a transaction may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

The Registrant is Economically Dependent upon Its Principal Common and Preferred Stockholder and its Noteholder. Midwest that is the record and beneficial owner of approximately 12% of the Registrant's presently issued and outstanding common stock. Midwest is also the record and beneficial owner of 999,000 shares of the Registrant's Series A Preferred Stock that have the voting rights of 9,990,000 shares of the Registrant's common stock; and 50,000 shares of the Registrant's Series C Preferred Stock that have the voting rights of 5,000,000 shares of the Registrant's common stock. Accordingly, Midwest may be deemed to own and control 19.5% of the Registrant. Brentwood has the right to convert the unpaid principal and accrued interest of its $1,731,906, 6% secured, convertible promissory note due on October 1, 2007, into 173,190,570 shares of the Registrant's Common Stock, no par value per share. Accordingly, the Registrant is entirely dependent upon:(1) Midwest providing the Registrant with office facilities and management services on favorable terms; (2) the willingness of Brentwood to fund virtually all of the Registrant's settlements with its creditors; and (3) the Registrant's successful business combination with a profitable operating company. The future of the Registrant is entirely dependent on new management's ability to secure a business combination partner or establish profitable operations. In the opinion of management, the Registrant would experience material difficulty in replacing Midwest and/or Brentwood.

ITEM 2.  DESCRIPTION OF PROPERTY

The Registrant occupies approximately 600 square feet of office space located at 10602 Timberwood Circle, Suite # 9, Louisville, KY 40223, that is provided rent free on a month-to-month basis from Midwest Merger Management, a Kentucky Limited Liability Company and principal stockholder of the Registrant. Effective January 1, 2003, the Registrant's also occupies 300 square feet of office facilities at 477 Madison Avenue, Twelfth Floor, New York, NY 10022 pursuant to an Advisory and Occupancy Services Agreement dated December 30, 2002 with Brentwood. The Registrant's current office facilities are adequate for its present needs, and management expects that the Registrant will continue this arrangement until the completion of an acquisition or merger.

ITEM 3.  LEGAL PROCEEDINGS

The Registrant is a party to the following threatened or pending litigation matters:

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

Allstates World Cargo filed suit against the Registrant and its chairman for $678,000. The suit claims the Registrant and its chairman defaulted on certain business guarantees related to the acquisition of Trans-Logistics as of January 1, 2001. The Registrant and the chairman filed an answer in this matter on or about August 2001. Recently, this action was settled among all of the parties. The terms of settlement included a judgment by consent as against the Registrant in the amount of $728,242.23, inclusive of interest and costs and subject to further offset for payments made on behalf of the defendant officer. The Parties have restructured their settlement agreement to provide for the satisfaction of the entire judgment amount in consideration of two (2) payments of $82,500 on or before March 28 and April 28, 2003 and the delivery to plaintiff of an assignment of receivables by Translogistics. The Registrant reasonably believes that it will be able to comply with these terms in a timely fashion so as to procure a satisfaction of the judgment on or before May 15, 2003.

Southtrust Bank filed suit against the Registrant and numerous other parties in the U.S. District Court for the Northern District of Alabama, Southern Division on April 30, 2001 (No. CV-01-AR-1068-S). The suit claimed that the Registrant is liable as guarantor on approximately $4.7 million of debt owed by Professional Transportation Group Ltd., Inc. ("PTG") and Timely Transportation, Inc. ("Timley") as primary obligors. PTG and Timely are entities with which we were engaged in merger negotiations in 2000. Southtrust received a judgment in the approximate amount of $2.8 million against the Registrant, but has not taken any actions to collect the judgment to date.

Porter, Levay & Rose, Inc. sued us in Jefferson Circuit Court, Jefferson County Kentucky in September 2000 to collect $30,000 allegedly due for public relations services. The Registrant has denied the claim for a lack of consideration and breach of contract. The suit is in the discovery stage.

Sandra Sherman sued the Registrant in the Iowa District Court, Des Moines County Iowa for unspecified damages for claims relating to Ms. Sherman's participation in the Registrant's bankrupt subsidiary, Gulf Northern Transport's health care plan. The claims relating to unpaid benefits are believed to amount to approximately $50,000. On November 19, 2002, the parties settled all underlying obligations in consideration of a $7,500 payment arranged for by the Registrant, and Ms. Sherman executed a release in favor of the Registrant.

Emergent Capital, L.P. filed suit against the Registrant in the U.S. District Court for the Southern District of New York on September 20, 2000. The complaint alleged that Emergent Capital was owed $300,000 in contractual penalties for the failure to register certain shares for resale, which Emergent purchased in September of 1999. The matter was settled for the sum of $140,000 payable over several months, and the action discontinued by the order of the court dated May 17, 2001. The Registrant has not met all of its obligations under the settlement agreement and judgment in the amount of $130,846.54 was entered on September 10, 2001. To date Emergent Capital has made no attempt to enforce the judgment against the Registrant.

First Insurance Funding Corporation filed suit against the Registrant in Circuit Court of Cook County Illinois on February 19, 2002 in connection with a settlement the Registrant had allegedly entered into with respect to payments allegedly owed First Insurance by the Registrant and certain other parties in an insurance premium finance arrangement. The amount claimed due under the promissory note entered into in connection with the agreement is $123,000. The Registrant is evaluating the claims and has reached a settlement in principle. The action has been withdrawn without prejudice.

Michael P. Forbes and P/R Strategies International, Inc. filed suit against the Registrant, its President Dan L. Pixler and several other defendants on May 13, 2002 in the Supreme Court of New York, County of Suffolk. The Plaintiffs allege that the Registrant had breached a contract for professional services rendered and that they were damaged in the amount of $11,500. The Registrant and Mr. Pixler have filed a motion to dismiss the action, which motion was granted by order dated September 27, 2002.

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

Boutine Capital, II, LLC and its principal Gary J. Graham have filed a Third-Party Complaint against the Registrant and several of its officers in an action commenced by A.B. Goldberg, as plaintiff, in the District Court of the State of Colorado, Arapahoe County. Boutine and Graham allege that the Registrant is responsible for their failure to perform under a contract with A.B. Goldberg in connection with certain fund raising activities, seeking judgment in the approximate sum of $200,000. The Registrant asserts that there is no third-party liability and intends to vigorously defend this litigation.

Freightliner of Savannah filed a civil action against U.S. Trucking, Inc. in or about 2001. The action has since languished and has not been actively pursued. In February 2002, plaintiff filed a second amended complaint seeking recovery against defendant Chancellor Corporation for a total of $3,806,100 for the purchase of certain tractors and equipment. The Registrant has filed an Answer and intends to vigorously defend this litigation should it be actively pursued.

Legion Insurance Company filed an action against the Registrant in the Kentucky State Court sitting in Louisville seeking to recover payment for insurance premiums in an undisclosed amount. The action was filed in January 2002, and is currently in the discovery phase. The Registrant has denied all material allegations of wrongdoing and intends to vigorously defend this case.

Rice v. the Registrant was filed in the United States District Court for the Southern District of Florida seeking to recover the sum of $275,000 against the Registrant pursuant to a promissory note dated July 29,, 2001. The Registrant has joined issue and the case is currently in discovery.

Prologis Trust, as landlord, filed an action against the Registrant and others in the Superior Court of New Jersey, Middlesex County, seeking to recover the sum of $403,146.49 under a purported assignment of lease. The Registrant filed an answer denying all material allegations in the complaint; and intends to vigorously defend this action.

John Quackenbush sued the Registrant in Jefferson Circuit Court, Jefferson County, Kentucky, in August 2002, seeking $50,000 in principal, interest and collection costs resulting from the Registrant's failure to repay a promissory note. The Registrant has interposed an answer denying the principal allegations of the complaint. The suit is in the discovery stage.

The financial statements of the Registrant reflect an estimated liability of $4,601,504 and $16,960,504 with respect to the above claims at December 31, 2002 and 2001, respectively.

During the first quarter of 2002, the Registrant was notified that the Securities and Exchange Commission (the "SEC") initiated a private investigation pertaining to the aborted transaction between the Registrant and Professional Transportation Group, Ltd., a publicly held corporation. According to the Order Directing Private Investigation and Designating Officers to Take Testimony, the SEC is investigating whether there were any violations of the Federal securities laws, including Sections 5(a), 5(c) and 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)(2) and 13(b)(5) of the Securities Exchange Act of 1934. The Registrant has provided documents and members of management have given testimony in connection with the SEC's investigation. Based upon advice of counsel, the Registrant does not believe that it committed any violations of the Federal securities laws, and intends to cooperate fully with the SEC and its staff.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Neither during the fourth quarter of the fiscal year ended December 31, 2002, nor at any time since 1997, did the Registrant conduct an Annual Meeting of its stockholders pursuant to definitive proxy materials under Regulation 14A under the Exchange Act, or otherwise.

                                     PART II

 ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information.

Since approximately December 1999, the Registrant's common stock, its only class of trading securities, has been quoted in the OTCBB under the symbol LMRI. The following table sets forth the range of high and low bid price information for the common stock for each fiscal quarter for the past two fiscal years. High and low bid quotations represent prices between dealers without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The following quotations have been adjusted for a one for 100 reverse split of the Registrant's common stock on February 12, 2001.

                  Quarter End                    Low Bid           High Bid

                  December 31, 2002              $0.02               $0.03
                  September 30, 2002              0.01                0.02
                  June 30, 2002                   0.01                0.03
                  March 3l, 2002                  0.02                0.06

                  December 31, 2001               0.03                0.11
                  September 30, 2001              0.03                0.28
                  June 30, 2001                   0.18                1.95
                  March 3l, 2001                  0.07                0.29

Since the Registrant's shares began trading in the OTCBB, the prices for its shares have fluctuated widely. There may be many factors that may explain these variations. The Registrant believes that such factors include (a) the demand for its common stock, (b) the number of shares of the Registrant's common stock available for sale, (c) developments in the freight transportation services industry, and (d) changes in the performance of the stock market in general, among others.

In recent years, the stock market has experienced extreme price and volume fluctuations that have had a substantial effect on the market prices for many small and emerging growth companies such as the Registrant, which may be unrelated to the operating performances of the specific companies. Some companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If the Registrant became the object of securities class action litigation, it could result in substantial costs and a diversion of its management's attention and resources and have an adverse effect on the Registrant's ability to consummate a business combination. In addition, holders of shares of the Registrant's common stock could suffer substantial losses as a result of fluctuations and declines in the market price of the Registrant's common stock.

The trading of shares of the Registrant's common stock is subject to limitations set forth in Rule 15g-9 of the Exchange Act. This rule imposes sales practice requirements on broker-dealers who sell so-called "penny stocks" to persons other than established customers, accredited investors or institutional investors. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer: (i) approve a person's account for transactions in penny stocks; and (ii) receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

(b) Holders

As of December 31, 2002, the approximate number of holders of record of shares of the Registrant's Common Stock, no par value per share, the Registrant's only class of trading securities, was believed by management to be as follows:

            Title of Class                         Number of Record Holders
        Common Stock, no par value                         430

Management believes there are many shareholders whose securities are held in street name with various brokerage houses. The exact number of shareholders is unknown to the Registrant.

(c) Dividends.

The Registrant has paid no dividends during the fiscal years ended December 31, 2001 and 2002. Other than the requirements of the General Corporation Law of the State of Colorado that dividends be paid out of capital surplus only and that the declaration and payment of a dividend not render the Registrant insolvent, there are no restrictions on the Registrant's present or future ability to pay dividends.

The payment by the Registrant of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Registrant's earnings, its capital requirements, and its financial conditions, as well as other relevant factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

On November 30, 2000, the Registrant discontinued its freight transportation services operations and disposed of 100% of its ownership interest therein on December 30, 2002. As a result, the Registrant did not report any revenues or direct expenses in 2001 and 2002. The Registrant's management continued to dedicate substantial efforts to resolving the claims of its creditors during 2001. By January 1, 2002, the Registrant's general and administrative expenses had been paired to those attributable to its reporting obligations under the Exchange Act, its tax and good standing obligations to the States of Colorado and Kentucky, and the payment of transfer agent fees and incidental overhead expenses associated with searching for a business combination candidate. During this period, the Registrant's general and administrative activities and office facilities were facilitated by Midwest without reimbursement therefore. On December 30, 2002, the Registrant entered into an Advisory and Occupancy Services Agreement which provides Registrant with certain business combination search services, administrative services, and access to 300 square feet of office facilities by Brentwood at no charge from January 2003 through June 2003, and at $2,500 per month thereafter.

The Registrant did not conduct any research and development or selling and marketing activities in the fiscal year ended December 31, 2002. The Registrant's principal activity is seeking a profitable privately owned business with which to enter into a business combination with the assistance of Brentwood.

Loss from Operations

During the fiscal year ended December 31, 2002 ("2002"), the Registrant reported a loss from operations of $630,425 compared to $6,858,573 for the fiscal year ended December 31, 2001 ("2001"). The material decrease was principally attributable to the elimination of substantially all of the Registrant's general and administrative expenses consistent with the cessation of: (i) the Registrant's transportation services business; and (ii) all interest accruals by June 2002, on the Registrant's defaulted obligations. The Registrant does not anticipate sales of any products or service in the foreseeable future other than those of a potential merger partner.

Gain (Loss) from Discontinued Operation

The gain from discontinued operations of $10,800,913 for 2002 is almost entirely attributable to the Registrant's September 27, 2002, settlement with GE, which resulted in a $10,625,000 gain due to the cancellation of debt. During 2001, the Registrant was still attempting to resolve the claims of its creditors. Accordingly, the Registrant provided for the estimated losses associated with the cessation and disposition of its failed freight transportation services business. This divestiture left the Registrant without material assets or capital resources. Accordingly, during the fiscal year ended December 31, 2002, continued economic viability of the Registrant was entirely dependent upon:(1) Midwest providing the Registrant with office facilities and management services on favorable terms; (2) the willingness of Brentwood to fund virtually all of the Registrant's settlements with its creditors; and (3) the Registrant's successful business combination with a profitable operating company. The future of the Registrant is entirely dependent on new management's ability to secure a business combination partner or establish profitable operations.

Financial Condition

In December 2001, the Registrant disposed of 100% of its ownership interest in the freight transportation services business and changed its direction to searching for a business combination partner. At December 31, 2002, the Registrant did not have any significant cash or assets. The Registrant's current liabilities of $20,606,497 as of December 31, 2002, represented a significant decrease from its current liabilities as of December 31, 2001. The decrease was entirely attributable to managements efforts in resolving the claims of the Registrant's creditors, the single largest of which was GE. These efforts overshadowed the reduced professional fees and expenses incurred during the latter part of 2002.

The Registrant is authorized to issue up to 75,000,000 shares of its Common Stock; and 10,000,000 shares of Preferred Stock, $.001 par value per share. As of December 31, 2002, there were 54,785,438 shares of the Registrant's Common Stock and 1,454,250 shares of preferred stock issued and outstanding. In connection with the convertible note executed in September 2002, the Registrant has agreed to cause its shareholders to approve an amendment of its Certificate of Incorporation increasing the Registrant's authorized common stock capitalization to 300,000,000 shares.

Capital Expenditures

The Registrant did not have any material commitments for capital expenditures at December 31, 2002 or 2001.

Effects of Inflation

The Registrant believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Registrant's financial position or operating results.

Forward Looking Statements

 This report includes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be considered "forward looking statements". Such statements are included, among other places in this registration statement, in the sections entitled "Management's Discussion and Analysis or Plan of Operation," "Description of Business" and "Description of Property." Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated. Although we believe that the expectations reflected in such forward-looking statements are reasonable, the Registrant can give no assurance that such expectations will prove to have been correct.

ITEM 7.  FINANCIAL STATEMENTS
                                                                         Page
                                                                         ----

Independent Auditors' Report ..........................................   12

Financial Statements

     Balance Sheets ...................................................   13

     Statements of Operations .........................................   14

     Statements of Stockholders' Equity ...............................   15

     Statements of Cash Flows .........................................  16-17

     Notes to the Financial Statements ................................  18-25

                          Independent Auditors' Report



To the Board of Directors and Stockholders of Logistics Management Resources, Inc.

We have audited the accompanying balance sheets of Logistics Management Resources, Inc. as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity (impairment) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logistics Management Resources, Inc. as of December 31, 2002 and 2001 and the results of its operations, cash flows and changes in stockholders' equity (impairment) for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 of the notes to the financial statements, the Company incurred an accumulated deficit of $40,579,463 through December 31, 2002, and as of December 31, 2002 had a working capital deficiency of $20,606,497. The Company's ability to generate sufficient proceeds from prospective operations or debt or equity arrangements is uncertain. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                      /s/ Rosenberg Rich Baker Berman & Company


Bridgewater, New Jersey
March 26, 2003

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                                 Balance Sheets

                                                                                      December 31,
                                                                                 2002            2001
                                                                                 ----            ----
                                              Assets
Equipment
                                                                             $      5,367    $      6,696
                                                                             ------------    ------------
                                                                             $      5,367    $      6,696
                                                                             ============    ============
           Total Assets

                         Liabilities and Stockholders' Equity (Impairment)
Current Liabilities
     Accrued expenses                                                        $     63,908    $    264,825
     Accrued interest                                                           5,609,010       4,996,675
     Due to related parties                                                     2,589,615         773,835
     Loans payable                                                              2,544,000       2,584,015
     Convertible debentures                                                     5,198,460       5,198,460
     Net liabilities of discontinued operations                                 4,601,504      16,960,504
                                                                             ------------    ------------
           Total Current Liabilities                                           20,606,497      30,778,314
                                                                             ------------    ------------

Commitments and contingencies

Stockholders' Equity (Impairment)
     Preferred stock, no par value; (10,000,000 shares authorized)
       Series A (999,000 shares outstanding)                                          762             762
       Series B (2,000 shares outstanding)                                      2,000,000       2,000,000
       Series C (450,000 shares outstanding)                                      135,000         135,000
       Series D (950 shares outstanding)                                          950,000         950,000
       Series E (2,300 shares outstanding)                                      2,300,000       2,300,000
     Common stock, no par value; 75,000,000 shares authorized,                         --              --
       54,785,438 shares issued and outstanding
     Additional paid-in capital                                                14,592,571      14,592,571
     Accumulated (deficit)                                                    (40,579,463)    (50,749,951)
                                                                             ------------    ------------
           Total Stockholders' Equity (Impairment)                            (20,601,130)    (30,771,618)
                                                                             ------------    ------------

           Total Liabilities and Stockholders' Equity (Impairment)           $      5,367    $      6,696
                                                                             ============    ============



                                      See notes to the financial statements.




                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                            Statements of Operations



                                                           Year Ended December 31,

                                                            2002          2001
                                                       ------------    ------------
Continuing Operations:

Net Revenue                                            $         --    $         --
                                                       ------------    ------------

Operating Expenses:

       Direct expenses                                           --              --
       General and administrative                            16,761       2,706,391
       Depreciation and amortization                          1,329          82,113
       Interest expense                                     612,335       4,070,069
                                                       ------------    ------------
         Total Operating Expenses                           630,425       6,858,573
                                                       ------------    ------------
Operating Loss Before Discontinued Operations              (630,425)     (6,858,573)



Discontinued Operations:


     Gain (loss) on disposal of discontinued
     operations, net of income tax provision
     (benefit) of $0 and $0, respectively)               10,800,913      (4,954,218)
                                                       ------------    ------------
         Net Profit (Loss)                             $ 10,170,488    $(11,812,791)
                                                       ============    ============

Earnings (Loss) Per Common Share

     Loss from continuing operations                   $      (0.01)   $      (0.14)

     Gain (loss) from discontinued operations                  0.20           (0.09)
                                                       ------------    ------------
     Net loss per share                                $       0.19    $      (0.23)
                                                       ============    ============
Weighted Average Number of Common Shares Outstanding     54,785,438      52,218,684
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

                                                Logistics Management Resources, Inc.
                                                     F.T.A. U.S. Trucking, Inc.
                                                  Statement of Shareholders' Equity
                                                    Year Ended December 31, 2001

                                Preferred Shares        Preferred Shares              Preferred Shares            Preferred Shares
                                    Series                   Series                       Series                     Series
                                       A                         B                          C                           D
                             ------------------------ -------------------------   ------------------------- -----------------------
                                 Shs          Amt        Shs           Amt          Shs           Amt        Shs            Amt
                             -----------  ----------- ------------  -----------   ------------  ----------- -----------  ----------
Balance,
January 1, 2001                   999,000      $762      2,000      $2,000,000    450,000      $135,000      950      $950,000


Issuance of shares
     for services rendered             --        --         --              --         --            --       --            --




Issuance of shares
in exchange for
rescission                             --        --         --              --         --            --       --            --


Purchase of
treasury shares                        --        --         --              --         --            --       --            --

Sale of treasury
shares                                 --        --         --              --         --            --       --            --


Cancellation of
shares                                 --        --         --              --         --            --       --            --


Cancellation of
subscriptions                          --        --         --              --         --            --       --            --


Net loss                               --        --         --              --         --            --       --            --


Balance, December
31, 2001                          999,000      $762      2,000      $2,000,000    450,000      $135,000      950      $950,000



Net income                             --        --         --              --         --            --       --            --
                                  -------      ----      -----      ----------    -------      --------      ---      --------
Balance, December
31, 2002                          999,000      $762      2,000      $2,000,000    450,000      $135,000      950      $950,000
                                  =======      ====      =====      ==========    =======      ========      ===      ========

                               (Table Continued)





                                   Preferred Shares
                                  Series
                                     E                             Common Stock
                              ------------------------   ----------------------------
                                 Shs           Amt           Shs           Amount
                              -----------  -----------   --------------  ------------
Balance,
January 1, 2001                 2,300      $2,300,000       61,186,903       $      --


Issuance of shares
     for services rendered         --              --       15,488,764              --




Issuance of shares
in exchange for
rescission                         --              --        1,500,000              --


Purchase of
treasury shares                    --              --          (18,000)             --

Sale of treasury
shares                             --              --           18,000              --


Cancellation of
shares                             --              --      (23,390,229)             --


Cancellation of
subscriptions                      --              --               --              --


Net loss                           --              --               --


Balance, December
31, 2001                        2,300      $2,300,000       54,785,438       $      --



Net income                         --              --               --              --
                                -----      ----------      -----------       ---------
Balance, December
31, 2002                        2,300      $2,300,000       54,785,438       $      --
                                =====      ==========      ===========       =========







                               (Table Continued)





                                                   Additional          Retained         Stockholders'
                                Subscription       Paid in             Earnings            Equity
                                Receivable         Capital            (Deficit)         (Deficiency)
                                -----------      -------------        ----------        ------------
Balance,
January 1, 2001                   $(906,788)      $ 12,077,292       $(38,937,160)      $(22,380,894)


Issuance of shares
     for services rendered               --          3,310,468                 --          3,310,468




Issuance of shares
in exchange for
rescission                               --            180,000                 --            180,000


Purchase of
treasury shares                          --           (118,401)                --           (118,401)

Sale of treasury
shares                                   --             50,000                 --             50,000


Cancellation of
shares                                   --                 --                 --                 --


Cancellation of
subscriptions                       906,788           (906,788)                --                 --


Net loss                                 --                 --        (11,812,791)       (11,812,791)


Balance, December
31, 2001                          $      --       $ 14,592,571       $(50,749,951)      $(30,771,618)



Net income                               --                 --         10,170,488         10,170,488
                                  ---------       ------------       ------------       ------------
Balance, December
31, 2002                          $      --         14,592,571       $(40,579,463)      $(20,601,130)
                                  =========       ============       ============       ============




                     See notes to the financial statements.

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                            Statements of Cash Flows

                                                                            Year Ended December 31,
                                                                            ----------------------
                                                                          2002                 2001
                                                                          ----                 ----

Cash Flows From Operating Activities

    Continuing Operations
       Loss before discontinued operations                            $   (630,425)      $(6,858,573)

     Adjustments to Reconcile Net Loss to Net Cash Used
           By Operating Activities
       Depreciation and amortization expense                                 1,329            82,113
       Issuance of common stock for services rendered                           --         3,310,468
       Issuance of common stock for Rescission Agreement                        --           180,000

    (Increase) Decrease in Assets
       Inventory                                                                --           162,000
    Increase (Decrease) in Liabilities
       Cash overdraft                                                           --           (29,688)
       Accrued expenses                                                    411,418         4,065,932
                                                                      ------------       -----------

    Net Cash Provided (Used) by Continuing Operations                     (217,678)          912,252
                                                                      ------------       -----------

    Discontinued Operations

       Gain (loss) on disposal of discontinued operations               10,800,913        (4,954,218)

       Adjustments to Reconcile Gain (Loss) by from
       Discontinued Operations to Net Cash Provided (Used)
          Increase in net liabilities of discontinued operations       (12,359,000)        3,537,575
                                                                      ------------       -----------

           Net Cash (Used) by Discontinued Operations                   (1,558,087)       (1,416,643)
                                                                      ------------       -----------
           Net Cash (Used) by Operating Activities                      (1,775,765)         (504,391)
                                                                      ------------       -----------

Cash Flows From Investing Activities

    Purchases of equipment                                                      --            (7,639)
                                                                      ------------       -----------
       Net Cash (Used) by Investing Activities                                  --            (7,639)
                                                                      ------------       -----------




                                       See notes to the financial statements.








                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                      Statements of Cash Flows (Continued)

                                                                                                 Year Ended December 31,

                                                                                                 2001               2000
                                                                                                 ----               ----

Cash Flows from Financing Activities
Net proceeds from related parties                                                             1,815,780             456,015
     Purchase of treasury stock                                                                      --           (118,401)

     Sale of treasury stock                                                                          --              50,000

     Proceeds from (repayments of) loans payable                                               (40,015)             124,416

                 Net Cash Provided by Financing Activities                                    1,775,765             512,030
Net Change in Cash                                                                                   --                  --
Cash at beginning of year                                                                            --                  --
                                                                                               ---------            --------
Cash at end of year                                                                            $     --            $     --
                                                                                               =========            ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the year for:
                                                                                                     --                  --
         Interest expense                                                                      ---------            --------

                                                                                              $      --            $     --
         Income taxes                                                                         =========            =========




SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the first quarter of 2001, the Registrant acquired the business of Trans-Logistics, Inc. This transaction was rescinded several months later. The Registrant issued 1,500,000 common shares with a value of $180,000 in connection with this transaction.

During 2001, the Registrant issued 15,488,764 shares of common stock for services rendered value at $3,310,468.

No shares were issued during the year ended December 31, 2002.



                     See notes to the financial statements.

                      Logistics Management Resources, Inc.
                           F.T.A. U.S. Trucking, Inc.
                        Notes to the Financial Statements

Note 1 - General and Summary of Significant Accounting Policies

(A) Nature of Business. Logistics Management Resources, Inc. (the "Registrant"), formerly U. S. Trucking, Inc. was incorporated in Colorado under the name Northern Dancer, Inc. in January, 1987 for the purpose of acquiring an operating business. It completed a small public offering in 1988. In September, 1998 it completed a reverse acquisition of Logistics Management Resources, Inc., formerly U. S. Trucking, Inc., a Nevada corporation that had two operating subsidiaries which it had acquired in early 1997 just after it was incorporated.

Corporate headquarters are located in Louisville, Kentucky.

On November 30, 2000 all four of the Registrant's operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U. S. Bankruptcy Code. These filings were subsequently converted to Chapter 7. The Registrant is presently attempting to restructure its liabilities, and to identify and enter into a business combination with a profitable privately owned business.

(B) Basis of Presentation. The accompanying balance sheet and related statements of operations, stockholders' equity (impairment) and cash flows at and for the years ended December 31, 2002 and 2001, include the financial activities of the Registrant. Financial activities of former subsidiaries are included in discontinued operations.

(C) Earnings Per Share. Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share are calculated by combining weighted average number of common shares outstanding and potentially dilutive common share equivalents unless the effect of doing so is anti-dilutive. Common equivalent shares have been excluded from the 2002 and 2001 computation of diluted earnings per share since their effect is anti-dilutive.

The weighted average number of shares for 2002 and 2001 was 54,785,438 and 52,218,684, respectively.

(D) Fair Value of Financial Instruments. The fair values of accrued expenses and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments. In accordance with Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," rates available at balance sheet dates to the Registrant are used to estimate the fair value of existing debt.

(E) Income Taxes. The Registrant utilizes Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those temporary differences that have future tax consequences using the current enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. In some situations, SFAS 109 permits the recognition of expected benefits of utilizing net operating loss and tax credit carry-forwards. Valuation allowances are established based upon management's estimate, if necessary. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

(F) Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(H) Property and Equipment. The cost of office equipment is depreciated for financial statement purposes on a straight line basis over 5-7 years. Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred.

Note 2 - Equipment

Equipment at cost, less accumulated depreciation, consists of the following at December 31:

                                                        2002          2001
                                                        ----          ----

         Office Equipment                             $8,859        $8,859
         Less accumulated depreciation                 3,492         2,163
                                                       -----         -----
         Total                                        $5,367        $6,696
                                                       =====        ======

Depreciation expense charged to operations was $1,329 and $1,918 in 2002 and 2001, respectively.

Note 3 - Convertible Debentures

During 2000, the Registrant issued $4,650,000 of its 10% - 11.5% convertible debentures due May 31, 2002. The Registrant received proceeds of $4,502,000, net of $148,000 of debt issuance costs. Also, during 2000, $50,296 of debentures and $20,201 of accrued interest were converted into 897,504 and 361,377 common shares, respectively.

The holders of the debentures are entitled, at their option, to convert at any time, all or any part of the principal amount of the debentures plus accrued interest.

During 2001, a debenture in the amount of $3,000,000 was amended and restated to a new principal balance of $3,793,460, which included penalties and interest accrued through the date of the amendment and restatement.

The price per share of Common Stock into which the debentures are convertible is the higher of $1.50 or the lower of 80% of the average closing bid price of the Common Stock quoted on the NASDAQ OTCBB Market for three trading days preceding the conversion date or $2.37 per share. In no event will the conversion price be less than $1.50 per share.

Note 4 - Discontinued Operations and Estimated Guarantee Obligations

On November 30, 2000, the Registrant's four operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The Registrant is liable as a guarantor on certain indebtedness of its former subsidiaries.

The estimated gain (loss) on the disposal of the discontinued operations is $10,800,913 and $(4,954,218) in 2002 and 2001, respectively, (net of income tax benefit of $0 in both years), and represents the estimated gain (loss) to the Registrant as a result of the bankruptcy filings of its former subsidiaries, and subsequent settlement of estimated guarantee obligations.

The Registrant is liable for obligations as to which it is a primary or secondary guarantor relating to its former subsidiaries which have been discontinued. Resultant estimated guarantee obligations amount to $4,601,504 at December 31, 2002.

Note 5 - Income Taxes

For the years ended December 31, 2002 and 2001 the Registrant has no income tax provision or benefit.

The Registrant's total deferred tax asset and valuation allowance are as follows at December 31, 2002:

                                                 2002                   2001

Total deferred tax asset                    $ 17,000,000           $ 21,000,000
Less valuation allowance                     (17,000,000)           (21,000,000)
                                            ------------           ------------

Net deferred tax asset                      $         --           $         --
                                            ============           ============

The valuation allowance account has decreased by $4,000,000 as of December 31, 2002.

At December 31, 2002, the Registrant has available approximately $23,000,000 of net operating loss carryforwards which may be used to reduce future federal and state taxable income and expire between December 31, 2008 and December 31, 2021.

Note 6 - Preferred Stock

Series A Preferred Stock - On February 1, 1999, the Registrant entered into three stock exchange agreements whereby a total of 9,990,000 shares of Common Stock were exchanged for 999,000 shares of Series A Preferred Stock. The value of the shares was determined to be $762 and such amount was deducted from additional paid-in capital. Each share of Series A Preferred Stock is entitled to ten votes and will vote together with the holders of the Common Stock. Pursuant to this agreement, each share of Series A Preferred Stock may be exchanged for ten shares of Common Stock as follows: one fifth of the shares upon the Registrant reporting revenues of $31 million or more for any fiscal year or shorter period in a report filed on Form 10-KSB or any appropriate Securities and Exchange Commission filing; an additional one-fifth if revenues are at or above $41 million; an additional one fifth if revenues are at or above $51 million; an additional one-fifth if revenues are at or above $61 million; and the balance if revenues are at or above $71 million. Based upon the revenues reported in the accompanying consolidated financial statements, none of the Series A Preferred Stock are eligible to be exchanged for Common Stock.

Series B Convertible Preferred Stock - During 1999, the Registrant sold $2,000,000 of Series B Convertible Preferred Stock and issued 2,000 shares. The Registrant incurred $185,000 of issuance costs that were deducted from additional paid-in capital. Shares of Series B Convertible Preferred Stock are convertible into shares of Common Stock based upon the stated value of $1,000 per share of Preferred Stock divided by the conversion price on the date of conversion. Holders of Series B Convertible Preferred Stock may elect to convert their shares commencing on the earlier of October 28, 1999 or the occurrence of any merger, tender offer, or redemption event. The conversion price is equal to 90% of the average closing bid price for the ten consecutive trading days immediately preceding the conversion date, not to exceed $2.59 per share. Holders of Series B Preferred Stock are entitled to receive a dividend of 12% annually. No dividends have been declared from issuance through December 31, 2002. There are also provisions in the security which allow the holders to redeem their shares upon the occurrence of certain events including the inability of the Registrant to issue free trading common stock to the holders because the shares have not been registered under the Securities Act. The Series B shareholders have no voting rights.

Series C Convertible Preferred Stock - During 1999, the Registrant issued 50,000 shares of Series C Convertible Preferred Stock to existing related party shareholders in exchange for their guaranteeing the Registrant's debt incurred under the revolving credit agreement. The shares were valued for financial statement purposes at $.30 per share. During June 2000 the Registrant also issued 200,000 shares of Series C Preferred Stock to each of Danny L. Pixler, the Registrant's Chief Executive and Financial Officer, and the Huff Grandchildrens' Trust in consideration of those parties' guaranties with respect to in excess of $13,000,000 of debt obligations of the Registrant or its affiliates. Each Series C share carries 100 votes per share on all matters submitted to a vote of stockholders, but otherwise carries no rights to dividends or other distributions. The holders of Series C Preferred Stock have no liquidation rights and no rights to dividends. The Series C Preferred Stock is not redeemable.

Series D Convertible Preferred Stock - During 1999, the Registrant sold $950,000 of Series D Convertible Preferred shares and issued 950 shares. The Registrant incurred $150,000 of issuance costs that were deducted from additional paid-in capital. Shares of Series D Convertible Preferred Stock are convertible into shares of common stock based on the stated value of $1,000 per share of preferred stock divided by the conversion price on the conversion date. Holders of the Series D Convertible Preferred Stock may elect to convert their shares commencing the earlier of January 8, 2000 or the occurrence of a merger, tender offer, or redemption event. Holders of Series D Convertible Preferred Stock are entitled to receive a dividend of 12% annually. No dividends have been declared from issuance through December 31, 2002. In addition, the holders of Series D Convertible Preferred Stock have no voting rights.

Series E Convertible Preferred Stock - During 1999, the Registrant sold $2,300,000 of Series E Convertible Preferred Stock and issued 2,300 shares. The Registrant incurred $282,900 of issuance costs that were deducted from additional paid-in capital. Shares of Series E Convertible Preferred Stock are convertible into shares of Common Stock based upon the stated value of $1,000 per share of preferred stock divided by the conversion price on the conversion date. Holders of the Series E Convertible Preferred Stock may elect to convert their shares commencing on the earlier of March 9, 2000, or the occurrence of a merger, tender offer, or redemption event. The conversion price is $3.18 per share. Series E Convertible Preferred Stock has no voting rights and are entitled to receive a dividend of 12% annually. No dividends have been declared to date.

Note 7 - Common Stock

The Registrant is authorized to issue 75,000,000 common shares, no par value. Effective February 12, 2001, the Registrant's stockholders approved a 100 for 1 reverse split of its shares. Per share calculations for the year ended December 31, 2001 have been restated to reflect the above split for the entire period.

On September 27, 2002, the Registrant executed a 6% Secured Convertible Note in the amount of $1,731,905.70 the entire balance of which is convertible into common shares at $.01 per share. Pursuant to the terms of the note, the Registrant has agreed to amend its Certificate of Incorporation to increase the common shares authorized for issuance to 300,000,000 as soon as possible. At December 31, 2002, the principal and accrued interest owed by the Registrant pursuant to the terms of the Secured Convertible Note was $1,758,951.90, which if converted by Brentwood, would result in the issuance of 175,895,190 additional common shares.

Note 8 -Related Party Transactions

On September 27, 2002, pursuant to a 6% secured, convertible promissory note (the "Convertible Note"), the Company consolidated $856,916 (including $10,096 in legal costs) previously due Brentwood Capital Corp., a New York merchant bank with which Midwest has a long-term client relationship ("Brentwood"), and borrowed another $875,000 from Brentwood to fund the settlement with GE. The resulting $1,731,906 Convertible Note is payable in 60 equal monthly installments of $33,287 together with 6% interest on the first day of each month commencing December 2002 through November 2007. The combined obligation of the Company is secured by all of the Company's assets.

All or any portion of the balance due under the Convertible Note may be converted into common shares at any time prior to October 1, 2007 at $.01 per share (100% of the closing prices for the Company's common stock on the NASDAQ OTCBB Market for the 20 trading days preceeding September 27, 2002). At December 31, 2002, the Company had made no payments pursuant to the Convertible Note resulting in a balance due, including interest and principal, of $1,758,952, which would convert into a maximum of 175,895,190 common shares at Brentwood's option. The Company has committed to file a Certificate of Amendment to its Certificate of Incorporation as soon as possible to provide for the additional authorized common shares that may be required.

Amounts due to related party at December 31, 2001, consist of amounts borrowed by the Registrant from certain stockholders and their affiliates. Amounts outstanding bear no interest and repayment is expected in the short term, if cash flows are available. During 1999 and 2000, the Registrant issued 450,000 shares of Series C Preferred Stock to certain related parties in exchange for their guarantees of certain lines of credit of the Registrant. The guaranties were valued at $135,000 or $.30 per share of Series C Preferred Stock.

Note 9 - Going Concern

The Registrant's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Registrant has incurred an accumulated deficit of $40,579,463 through December 31, 2002. In addition, at December 31, 2002, the Registrant had a working capital deficiency of $20,606,497. As discussed at Note 1, on November 30, 2000, the Registrant's operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 and currently converted to Chapter 7 of the Bankruptcy Code and, as described at Note 4, the Registrant is liable as a guarantor on certain indebtedness of it's former subsidiaries.

The Registrant's ability to generate sufficient proceeds from prospective operations, debt or equity placements is uncertain. The financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern. Management is continuing its efforts to arrange for the placement of sufficient debt or equity to alleviate the above described conditions.

Note 10  - Commitments and Contingencies

Stock Activity: During 2000, the Registrant issued a total of 7,800,000 shares of common stock to several companies and individuals as collateral in connection with contingent transactions. Subsequently, the 7,800,000 shares were transferred to related parties for their guaranty as to the Registrant's Restructure Agreement with General Electric.

During 2000, 1,500,000 shares of common stock were issued as collateral to a preferred stockholder but not considered issued and outstanding. During 2001, the Registrant issued 16,988,764 shares of common stock. Of such shares 15,488,764 were issued for future advisory and consulting services and 1,500,000 shares were issued pursuant to the rescission agreement with Translogistics, Inc.

Operating Leases: In February, 2000, the Registrant leased 4,000 square feet of space in Mt. Pleasant, South Carolina to house its corporate office and brokerage operations. The lease called for monthly payments of $6,380 and is for a term of 12 months. Upon the Chapter 11 filing of its former subsidiaries, the corporate offices were moved to Louisville, Kentucky. The South Carolina lease expired in February, 2001.

The corporate headquarters lease in Louisville, Kentucky covers a 1,600 square foot office space for $2,100 a month through 2002. This obligation has been assumed, pursuant to a subleasing arrangement, with a related party.

Indemnity Agreements: The Registrant's President and two other guarantors of the Registrant's obligations have provided guarantees of certain obligations of the Registrant and its former subsidiaries. As a result, on January 30, 1997, and as renewed on May 3, 1999, the Registrant entered into an Indemnity Agreement with these three parties, to hold them harmless against any loss or liability related to or arising from the Registrant and its former subsidiaries.

Note 11 -Stock Option Plan

The Registrant's stock option plan, implemented in 1998, is accounted for under Statement of Financial Accounting Standards, SFAS 123, Accounting for Stock-Based Compensation. Under SFAS 123, the compensation cost of the issuance of stock options is measured at the grant date based on the fair value of the award. Compensation is then recognized over the service period that is generally the vesting period.

The plan allows the Registrant to grant options to employees for up to a total of 2,500,000 shares of common stock. Options outstanding become exercisable at the discretion of the Stock Option Committee, which administers the plan, and expire 10 years after the grant date. All options granted during 1999 were exercisable at not less than the fair market value of the stock on the date of the grant. Accordingly, no compensation cost has been recognized for the plan.

The Committee approved the issuance of options to purchase 2,000,000 shares of the common stock of the Registrant to various employees and advisors for and an exercise price of $.30 per share for a total exercise price of $600,000. Included below are options granted to the President and other key employees to purchase a total of 500,000 shares of common stock at $3.00 per share.


                                                               Weighted                   Weighted
                                               Options         Average      Warrants      Average
                                               -------         -------      --------      -------

Securities Outstanding January 1, 1999         2,000,000      $    0.30     1,622,298     $   --

Securities Granted                               500,000           3.00            --       2.72

Securities Exercised                          (1,759,870)          0.26            --         --

Securities Cancelled                                  --          --               --         --

Securities Outstanding December 31, 1999         740,130       $   2.12     1,622,298      $ 2.72
                                               ==========      ========    ===========      ======

There was no stock option plan activity for 2002, 2001 or 2000.


Note 12 - Rescinded Transaction

         On April 1, 2002, the Registrant completed the acquisition from Midwest Merger Management, LLC, a Kentucky limited liability company ("Midwest") of 99% of the issued and outstanding common stock of Interstate University, Inc., a privately owned Kentucky corporation then engaged in the business of educating and training individuals to drive commercial freight liners ("Interstate"). The Registrant gave Midwest a 4%, one year promissory note in the principal amount of $200,000 secured by a first lien and security interest in the shares and a five year 10% net profit interest in Interstate.

         The Registrant and Midwest subsequently mutually agreed that Interstate had failed to meet performance criteria set forth in the Agreement, and was likely to continue to do so. Accordingly, on October 28, 2002, the parties executed a Rescission and Release Agreement whereby in consideration for the exchange of general releases and the return of the Note, the Registrant relinquished the Interest and returned the Shares to Midwest.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Identify Directors and Executive Officers.
The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) the term or office of each person named as a director; and 4) any period during which he or she has served a such:

----------------------------------------------------------------------------------------------------------
                       Duration and Date of         Position and Office           Age and
Name                  Expiration of Present Term    with Registrant               Director Since
----------------------------------------------------------------------------------------------------------
Danny L. Pixler         One year                    Chief Executive and
                        June 30, 2003               Financial Officer, and              54
                                                    Director                      September 1998

Anthony R. Russo        One year                    Director                            60
                        June 30, 2003                                              March  2002

There is no understanding or arrangement between any directors or any other person or persons pursuant to which such individual, was or is to be, selected as a director or nominee of the Registrant.

Business Experience

Danny L. Pixler has served as the Registrant's Chief Executive and Financial Officer and has been a director of the Registrant since September 1998. Simultaneously therewith and since November 2002, Mr. Pixler has been the President, Chief Operating Officer and a member of the Board of Directors of Certified Services, Inc. a publicly owned and traded Nevada corporation with a class of securities registered pursuant to Section 12(g) of the Exchange Act. Certified Services, Inc. is a New York City based holding company engaged in the acquisition and management of professional employer organizations. Simultaneously therewith and since March 2002, Mr. Pixler has served as a director of Momentum Holdings Corporation, a publicly owned and traded Delaware corporation with a class of securities registered pursuant to Section 12(g) of the Exchange Act. Prior thereto from 1993 to 1994, Mr. Pixler served as President of Joseph Land Group, a South Carolina based transportation company with annual sales of approximately $130 million. Prior thereto from 1989 through 1992, Mr. Pixler served as President of Apple Lines, Inc., a South Dakota based truckload refrigerated carrier with annual revenues exceeding $16 million. Prior thereto from 1983 until 1988, Mr. Pixler served as Executive Vice President and General Manager of DFC Transportation, a wholly owned subsidiary of Dean Foods, Inc. with annualized sales of approximately $60 million.

Anthony R. Russo, has served as a director of the Registrant since March 2003. Simultaneously therewith since September 1999, Mr. Russo has served as the President, Chief Financial Officer and director of Amici Ventures, Inc., an inactive publicly owned New York corporation with a class of securities registered pursuant to Section 15(d) of the Exchange Act. Simultaneously therewith and since March 2000, Mr. Russo has served as the Chief Financial

Officer a director of Momentum Holdings Corporation, a publicly owned and traded Delaware corporation with a class of securities registered pursuant to Section 12(g) of the Exchange Act. In March 2002, Mr. Russo was elected as the President of Momentum Holdings Corporation. Simultaneously therewith since August 2002, Mr. Russo has served as President, Chief Financial Officer and director of Edgar Filing.net, Inc., an inactive publicly owned and traded Nevada corporation with a class of securities registered pursuant to Section 12(g) of the Exchange Act. Simultaneously therewith since August 2002, Mr. Russo served as President and director of Certified Services, Inc. a publicly owned and traded Nevada corporation with a class of securities registered pursuant to Section 12(g) of the Exchange Act . Certified Services, Inc. is a New York City based holding company engaged in the acquisition and management of professional employer organizations. Prior thereto since 1990, Mr. Russo served as President and Chief Executive of Cartilage Technologies, Inc., a privately owned manufacturer and marketer of dietary supplements headquartered in Elmsford, New York. Prior thereto since 1971, he served as President and Chief Executive of Sherwood Corporation, a publicly owned financial services firm in New York City. In his capacity as President, Mr. Russo often served as a member of the board of directors of several small and emerging companies including Lloyds Electronics, Inc. (AMEX: LLYD) where he chaired the Audit Committee and served on the Executive Committee from 1980 to 1985. Prior thereto since 1966, he was a member of the audit staff of Arthur Andersen LLP in New York City. Mr. Russo received a Bachelor of Business Administration degree in accountancy practice from Pace University in 1967, was licensed as a certified public accountant by the State of New York in 1969, and received a Masters degree in Business and Policy from the Empire State College of the State University of New York at Saratoga Springs in 2001. Mr. Russo has been a member of the American and New York Associations of CPA's since 1969; and a member of the National Association of Corporate Directors since 1998.

Directorship

Except as disclosed in this Item, each director of the Registrant has indicated to the Registrant that he is not presently a director in any other Registrant with a class of securities registered pursuant to Section 12 of the 34 Act or subject to the requirements of Section 15(d) of such act or any investment company registered under the Investment Company Act of 1940.

(b) Identification of Certain Significant Employees

The Registrant does not presently employ any person as a significant employee who is not an executive officer but who makes or is expected to make a significant contribution to the business of the Registrant.

(c) Family Relationships

No family relationship exists between any director or executive officer of the Registrant.

(d) Involvement in Certain Legal Proceedings

No event listed in Sub-paragraphs (1) through (4) of Subparagraph (d) of Item 401 of Regulation S-B, has occurred with respect to any present executive officer or director of the Registrant or any nominee for director during the past five years which is material to an evaluation of the ability or integrity of such director or officer.
Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires the Registrant's executive officers and directors and persons who own more than 10% of a registered class of the Registrant's equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Registrant on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) reports they file. To the Registrant's knowledge, Danny L. Pixler and Anthony R. Russo the Registrant's executive officer and directors, have complied with all Section 16(a) filing requirements applicable to them during the Registrant's most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION.

(a) General

(1) through (7) All Compensation Covered. During the three fiscal years ended December 31, 2002, the aggregate compensation paid to, accrued or set aside for any executive officer or director of the Registrant was $234,788.

(b) Summary Compensation Table.
    --------------------------

-------------------------------------------------------------------------------------------------
                                      SUMMARY COMPENSATION TABLE
                                                                     Long Term Compensation
                                       Annual Compensation             Awards    Payments
         -                            ------------------------         ------   ---------
Name and Position          Year     Salary    Bonuses   Other       Stock  Options   LTIP  Other
------------------------------------------------------------------------------------------------

Danny L. Pixler,           2000     $111,394     -    $6,000(3)      -        -        -        -
President, CEO,            2001      111,394     -       -           -        -        -        -
and Director               2002            -     -       -           -        -        -        -

Total                      2000     $111,394     -    $6,000(3)      -        -        -        -
                           2001     $111,394     -       -           -        -        -        -
                           2002            -     -       -           -        -        -        -


(1) Mr. Pixler, co-founder of the Registrant, has options to purchase 250,000 common shares at an exercise price of $0.30 which expire in April 2004.

(2) No additional payments were made to our officers and directors for the two years ending December 31, 2002.

(3)  Represents a $500 per month car allowance.

(c)  Option/SAR Grant Table.
     ----------------------

During the fiscal year ended December 31, 2002, the Registrant made no grants of stock options or freestanding SAR's to any executive officer or director of the Registrant. (d) Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table. During the fiscal year ended December 31, 2002, no stock options or freestanding SAR's were exercised by any executive officer or director of the Registrant.

(e) Long-Term Incentive Plan ("LTIP") Awards Table. During the three fiscal years ended December 31, 2002, the Registrant made no LTIP awards.

(f) Compensation of Directors. (1) and (2). During the three fiscal years ended December 31, 2002, no director of the Registrant received any compensation pursuant to any standard or other arrangement.

(g) Employment Contracts and Termination of Employment, and Change in Control Arrangements. (1) and (2). On September 2, 1998, the Registrant entered into a five year employment with Danny L. Pixler as the Registrant's Chief Executive and Financial Officer. The agreement provides for an annual base salary of $105,000 with annual increases of not less than 3% per year together with health insurance coverage for Mr. Pixler and his dependents. On October 1, 2002, the Registrant and Mr. Pixler agreed to terminate his employment agreement. Except for the foregoing, no executive officer of the Registrant was employed pursuant to the terms of an employment agreement with the Registrant. No changes in control of the Registrant took place during the fiscal year ended December 31, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owner. The information is furnished as of December 31, 2002, as to the number of shares of the Registrant's Common Stock, no par value per share, owned beneficially, or known by the Registrant to own beneficially, more than 5% of any class of such security:

--------------------------------------------------------------------------------------------------
Name and Address                            Amount and Nature
of Beneficial Owner                          of Beneficial Ownership        Percentage of Class(2)
--------------------------------------------------------------------------------------------------
Danny L. Pixler
5101 NW 21st Ave. - Suite 350
Ft. Lauderdale, FL 33309                     20,000,000                        15.1%

Huff Grandchildrens' Trust
10602 Timberwood Circle #9
Louisville, KY  40223                        20,000,000                        15.1%




Midwest Merger Management, LLC
10602 Timberwood Circle #9
Louisville, KY  40223                        21,371,558 (1)                    16.1%

Brentwood Capital Corp.
477 Madison Ave. 12th Floor
New York, NY 10022                           22,823,267 (3)(4)                 17.2%
------------------------

(1) Comprised of an aggregate of 6,381,558 shares of the Registrant's common stock, plus the 9,990,000 common vote equivalent of 999,000 shares of the Registrant's Series A preferred stock which are entitled to ten common votes each, and the 5,000,000 common vote equivalent of 50,000 shares of the Registrant's Series C preferred stock which are entitled to 100 common votes each.

(2) Based upon an aggregate of 132,598,705 common shares as follows: (i) 54,785,438 common shares outstanding; (ii) 9,990,000 common shares issuable upon conversion of outstanding shares of Series A preferred stock; (iii) 45,000,000 common shares issuable upon conversion of outstanding shares of Series C preferred stock; and (iv) 22,823,267 shares of common issuable upon conversion of the $1,731,905.70 promissory note described in footnote
     (3) below.

(3) Comprised of the right to convert an aggregate of $1,731,905.70 in principal and interest under a September 27, 2002 secured promissory note into an aggregate of 173,1290,570 shares of the Registrant's common stock. As of December 31, 2002, only an aggregate of 22,823,267 shares of common stock were available for conversion of the note. See Item 1 under the sub caption "Convertible Financing".

(4) Does not include an aggregate of 150,367,303 shares of the Registrant's common stock issuable to Brentwood upon its complete conversion of the $1,731,905.70 promissory note described in footnote (3) above. Brentwood's conversion right is conditioned upon an increase in the Registrant's authorized common stock capitalization. See Item 1 under the sub caption "Convertible Financing".

(b) Security Ownership of Management. The following information is furnished as of December 31, 2002, as to the number of shares of the Registrant's Common Stock, $.001 par value per share owned beneficially by each executive officer and director of the Registrant and by all executive officers and directors as a group:

------------------------------------------------------------------------------------------
Name and Address                     Amount and Nature
of Beneficial Owner                 of Beneficial Ownership         Percentage of Class
------------------------------------------------------------------------------------------
Anthony R. Russo
477 Madison Ave. - 12th Floor
New York, NY 10022                                    -                           -

Danny L. Pixler
5101 NW 21st Ave. - Suite 350
Ft. Lauderdale, FL 33309                     20,000,000                        18.2%

All Officers and Directors as
a Group of two persons                       20,000,000                        18.2%
-------------------

(c) Changes in Control. The: (i) exercise by Midwest Merger Management, LLC of its right to convert its 9,845,750 shares of the Registrant's Preferred Stock into shares of the Registrant's common stock; and (ii) the conversion by Brentwood of the Registrant's $1,731,905.70 secured convertible promissory note into shares of the Registrant's common stock would result in a change of control of the Registrant.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2002, with respect to compensation plans (including individual compensation arrangements) under which the Registrant's common stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and
(i) all compensation plans not previously approved by security holders.

-------------------------------------------------------------------------------------------------------------------------------
                      EQUITY COMPENSATION PLAN INFORMATION


                                    Number of securities
                                    remaining available for
                                    future issuance under
                                    equity compensation             Number of securities to         Number of securities to
                                    plans [excluding                be issued upon exercise         be issued upon exercise
                                    securities reflected            of outstanding options,         of outstanding options,
                                    in column (a)(c)]               warrants and rights (a)         warrants and rights (a)
------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
   approved by security holders              --                             --                            --

Equity compensation plans
   not approved by security holders          --                             --                            --

Total                                        --                             --                            --


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Registrant's issuance of the $1,731,905.70 secured convertible promissory note to Brentwood as described in Item 1 under the sub caption "Convertible Financing" may be deemed to be a related party transaction.

 The Huff Grandchildren's Trust is the record owner of controlling membership interests in Midwest Merger Management, LLC, a principal stockholder of the Registrant.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8K

   (a) Exhibits:

         10 (a) 6% Secured Convertible Promissory Note dated September 27, 2002.
   (b) Reports on Form 8K: During the last quarter of the fiscal year ended December 31, 2002, the Registrant filed the following Reports on Form 8-K and incorporates by reference these Reports: Form 8-K filed October 10, 2002 and Form 8-K filed November 12, 2002.

ITEM 14. Controls and Procedures


(a) Evaluation of Disclosure Controls and Procedures

The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon an evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officer of the Registrant concluded that the Registrant's disclosure controls and procedures were adequate.

(b)  Changes in Internal Controls

The Registrant made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officer.

                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 31, 2002

Logistics Management Resources, Inc.


By: ____________________________
         Danny L Pixler
         President, Chief Executive and
         Financial Officer, and Director


By:  ____________________________
         Anthony R. Russo
         Director

                                 CERTIFICATIONS

I, Danny L. Pixler, the Registrant's Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Logistics Management Resources, Inc.;

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

Date: March 31, 2003

/s/     Danny L. Pixler__
------------------------------
Chief Executive Officer

I, Danny L. Pixler, the Registrant's Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Logistics Management Resources, Inc.;

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

Date: March 31, 2003

/s/  Danny L. Pixler__
------------------------------
Chief Financial Officer