Form 10KSB/A
period 2002-12-31
LOGISTICS MANAGEMENT RESOURCES INC
filed 2003-04-24
CIK 820408

Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB/A#1

  Annual Report under Section 13 or 15 (d) of the Securities Exchange Act 1934:
                       Fiscal Year Ended DECEMBER 31, 2002

                       Commission File Number: 33-9640-LA

                      LOGISTICS MANAGEMENT RESOURCES, INC.
                    (Exact Name of Registrant in its Charter)

       Colorado                                          68-0133692
  (State or other Jurisdiction
    of Incorporation)                       (IRS Employer Identification No.)

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

                                TABLE OF CONTENTS

The Registrant hereby files this Amendment No.1 to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, (the "Annual Report") to amend Part III, Item13(a) of the Annual Report to include the Advisory and Occupancy Service Agreement with Brentwood Capital Corp. dated December 30, 2002. The foregoing exhibit was inadvertently not attached to the Annual Report filed on April 2, 2003. No other changes have been made to the Form 10-KSB. This amendment does not reflect any events occurring after April 2, 2003, the date the Company filed the Annual Report on Form 10-KSB

                                     PART IV

Item 13. Exhibits, List and Reports on Form 8-K

(a) Exhibits filed as part of this report:

     10 (a) Advisory and Occupancy Service Agreement with Brentwood Capital Corp. dated December 30, 2002.

                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 9, 2003

                                       LOGISTICS MANAGEMENT RESOURCES, INC.

                                       By: /s/Danny L. Pixler
                                       Danny L. Pixler
                                       Chief Executive, Chief Financial
                                       Officer and Director












                                 CERTIFICATIONS

I, Danny L. Pixler, the Registrant's Chief Executive Officer, certify that:

1. I have reviewed this amendment to the annual report on Form 10-KSB of Logistics Management Resources, Inc.

     2. Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this amendment to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this amendment to the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 9, 2003

                                       LOGISTICS MANAGEMENT RESOURCES, INC.

                                       By: /s/Danny L. Pixler
                                       Danny L. Pixler
                                       Chief Executive, Chief Financial
                                       Officer and Director



I, Danny L. Pixler, the Registrant's Chief Financial Officer, certify that:

     1. I have reviewed this amendment to the annual report on Form 10-KSB of Logistics Management Resources, Inc.

     2. Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this amendment to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to the annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 9, 2003

By: /s/Danny L. Pixler
Danny L. Pixler
Chief Executive, Chief Financial
Officer and Director







                                 Exhibit 10(a):

Advisory and Occupancy Services Agreement (the "Agreement") is made and entered into on December 30, 2002, and effective as of January 1, 2003 (the "Effective Date"), by and between Brentwood Capital Corp., a New York corporation with an office at 477 Madison Avenue, 12th Floor, New York, New York 10022 (the
"Company") and, Logistics Management Resources, Inc., a Colorado corporation with an office at 10602 Timberwood Circle, Suite 9, Louisville, Kentucky 40223 (the "Client"). The Company and the Client are sometimes hereinafter individually referred to as a "Party" and collectively as the "Parties".

                              W I T N E S S E T H :

     WHEREAS, the Company is a private business development company regularly engaged in investing in and providing occupancy, business advisory and other specialized services to emerging and development stage companies; and

     WHEREAS, the Client is a publicly owned and traded company with a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, that recently disposed of a failed business; and

     WHEREAS, the Client desires to reorganize and redirect its business model by implementing a business combination with a profitable privately owned company or initiating a new line of business; and

     WHEREAS, the Client desires to engage the Company to provide occupancy, business advisory and other specialized services to the Client; and

     WHEREAS, the Company has provided services to the Client since the Effective Date and is willing to continue to provide services to the Client on the terms and subject to the conditions set forth in this Agreement.

     NOW THEREFORE, in consideration of the mutual covenants and promises contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby mutually acknowledged and accepted, the Parties hereby agree as follows:

     1. Engagement. The Client hereby engages and retains the Company to perform and supply the Services (as that term is hereinafter defined in Section 3) on behalf of the Client; and the Company hereby accepts such appointment and agrees to perform and render the Services for and on behalf of the Client on the terms and subject to the conditions hereinafter set forth.

     2. Term and Termination.

     A. This Agreement commences on the Effective Date and shall continue in full force and effect for a period of one year thereafter (the "Initial Term"), unless sooner terminated in accordance with the provisions hereof; and

     B. This Agreement may be terminated as follows: (i) at any time upon written agreement between the Parties; or (ii) by the Client without cause upon giving not less than 90 days written notice to the Company, together with payment of any outstanding Fees (hereinafter defined) and an amount equal to all Fees that shall, in the ordinary course of the Agreement, become due and payable by the Client during the period after delivery of such notice and the effective date of termination specified therein; (iii) by either Party at any time without prior notice to the other Party if the other Party is in breach or default of any of its covenants, obligations or agreements hereunder, which breach or default continues for a period of ten days following written notification from the non-defaulting Party of such breach or default and such breach or default has not been fully and effectively remedied within such ten (10) day period; or
(iv) by the Company at any time without prior notice to the Client if the Client becomes bankrupt or if a receiver or trustee is appointed to oversee the Client or its assets, or if the Client makes any proposal to its creditors or is otherwise insolvent or ceases carrying on business.

     C. Upon the effective date of termination or expiration of this Agreement for any reason without prejudice to any other rights which the Parties may have, and subject to the provisions of this Section: (i) the Company shall immediately discontinue the Services under this Agreement; (ii) the Company shall retain the Fees (hereinafter defined) and all other payments made to it up to the effective date of termination as payment in full in respect of the Services in which such payments were made; (iii) the Company shall retain the Shares (as that term is hereinafter defined in Section 5) free and clear of any claim by the Client or any of its directors, officers or other shareholders; and (iv) if and only if the Company is not the defaulting party, the Client shall pay to the Company the full amount of any outstanding Fees and expenses as well as such other expenses reasonably incurred by the Company arising from the termination.

     3. Description of the Services. The Services shall be divided into the following two categories:

     A. Business Advisory Services. The Company hereby agrees to provide the Client with advisory services including developmental, strategic and financial advice; and overseeing and advising the Client with respect to all business affairs including but not limited to the following: (i) providing the Client with administrative services including professional accounting, reporting and document editing, and review services; (ii) stock transfer fees, telephone, certain professional fees, service company fees and expenses, normal recurring expenses incurred by the Client, and the expenses incurred by the Company in performing the Business Advisory Services and carrying out its duties under this Agreement; (iii) aiding and assisting the Client in the initiation, discussion, negotiation and establishment of strategic partnerships or other potentially beneficial relationships; (iv) introducing the Client to potential business combination partners; (v) aiding and assisting the Client in conducting due diligence analysis of specific industry, market competition, and future growth opportunities; (vi) aiding and assisting the Client in structuring business combination transactions with proposed business combination partner(s); (vii) introducing the Client to potential funding institutions and individuals including, but not limited to venture capitalists, angel investors, investment banks, institutional and private investors; (viii) introducing the Client to potential registered broker dealers interested in making a market in the Client's securities; and (ix) assisting the Client in the formulation and implementation of exit strategies.

The foregoing are collectively referred to as the "Business Advisory Services". The Business Advisory Services will be undertaken by the Company on an ad hoc basis pursuant to the instructions of the Client from time to time provided to and agreed upon in writing by the Company.

It is understood and agreed that the Company's Business Advisory Services may include advice and recommendations, but all decisions made in connection with the implementation of such advice and recommendations shall be the sole responsibility of, and shall be made and implemented by the Client's Board of Directors.

     B. Occupancy Services. The Company hereby agrees to provide the Client with: (i) an aggregate of 300 square feet of office space on the 12th Floor of 477 Madison Avenue, New York, New York 10022; (ii) office furniture; (iii) telephone service; (iii) a computer work station including Internet access; (iv) photocopy, fax and printing services; (v) mailroom services; (vi) reception, secretarial, clerical, administrative and other services as the Company shall, from time to time, required within its suite (the foregoing are collectively referred to as the "Occupancy Services". The Occupancy Services and the Business Advisory Services are collectively referred to as the "Services".

     4. Performance of the Services.

     The Company shall designate the personnel to perform the Business Advisory Services and the Occupancy Services, and shall set the parameters of the Occupancy Services subject to the Client's approval, which approval shall not be unreasonably withheld. The Client may reasonably request removal of any employee or subcontractor of the Company and in such event, the Client shall provide notice thereof to the Company specifying in reasonable detail the basis of the request and in the event that the Client desires the Company to provide a replacement employee, the Company will use its best diligent efforts to provide a replacement as soon as reasonably practicable. The Client shall not unreasonably or unlawfully invoke its rights hereunder.

     5. Compensation.

As compensation for the Services, the Client hereby agrees to compensate the as follows:

     A. Occupancy Fee. The Client shall pay to the Company an occupancy fee of $2,000 per month (the "Occupancy Fee"). The Occupancy Fee shall be payable on the 1st day of each month. The Company hereby waives the Occupancy Fee from January 1, 2003, through June 30, 2003. Accordingly, the Occupancy Fee shall commence on July 1, 2003; and

     B. Business Advisory Fee. In addition to the Occupancy Fee, the Client shall pay to the Company a business advisory fee of $1,000 per month (the "Business Advisory Fee"). The Business Advisory Fee shall be payable on the 15th day of each month. The Business Advisory Fee shall commence on January 1, 2004.

The Company agrees and accepts that at its sole discretion, and on ten days prior written notice to the Client (the "Notice"), all or any portion of the Business Advisory Fee may be payable in restricted (i.e., unregistered) shares of the Client's Common Stock, $.001 par value per share (the "Shares"). The restricted Shares shall be valued at 33 1/3% of the mean between the closing bid and asked prices for the Client's common stock in the over-the-counter market during the ten trading days immediately preceding the date of the Notice.
Notwithstanding the foregoing, and in the event the Company shall have an effective Registration Statement on Form S-8 filed with the Securities and Exchange Commission and effective under the Act (as that term is hereinafter defined) on the date of this Agreement (the "S-8"), then and only in that event, the Shares shall be free trading and non-restricted securities and shall be valued at 50% of the mean between the closing bid and asked prices for the Client's common stock in the over-the-counter market during the ten trading days immediately preceding the date of this Agreement.

     C. "Piggy Back" Rights. In the event the Company elects to receive all or any portion of the Business Advisory Fee in Shares, and no S-8 shall be effective under the Act, the provisions of Section 7 shall automatically become applicable to the Shares.

     D. Expenses. It is expressly agreed and understood that the Company's compensation as provided herein does not include extraordinary expenses such as airfare, out of town travel, litigation, etc. The Company hereby agrees to seek pre-approval from the Client for any such expenses in excess of $100.00. Any and all expenses will be invoiced by the Company to the Client as soon as practicable and will be due upon receipt.

     6. Representations Warranties, and Covenants. In order to implement the operation of this Agreement, the Parties hereby jointly and severally represent, warrant, covenant, agree and consent as follows:

     A. Good Standing. The Company and the Client are corporations duly formed, validly existing and in good standing under the laws of the States of New York and Colorado, respectively, with full power and authority to conduct their respective business and to deliver and perform this Agreement in the time and manner contemplated;

     B. No Breach. The execution, delivery and performance of this Agreement, in the time and manner herein specified, will not conflict with, result in a breach of, or constitute a default under any existing agreement, indenture, or other instrument to which either the Company or the Client is a party or by which either entity may be bound or affected;

     C. Authority. Both the Company and the Client have full legal authority to enter into this Agreement and to perform the same in the time and manner contemplated;

     D. Approval. This Agreement has been submitted to, ratified and approved by the respective Boards of Directors of the Company and the Client. Except for the foregoing, no action or proceeding on the part of the Company or the Client is necessary to authorize this Agreement and the transactions contemplated hereby. No filing with, authorization, consent or approval of any public body or authority is necessary for the consummation by the Company and the Client of the transaction contemplated by this Agreement;

     E. The Company's Performance. The Company represents and warrants that all Business Advisory and Occupancy Services provided hereunder shall be performed in a professional and workmanlike manner;

     F. The Company's Investment Intent. The Company acknowledges, accepts and understands that: (i) the Shares will be 'restricted securities' as that term is defined under the Securities Act of 1933, as amended (the "Act"); (ii) the Company will be acquiring the and the Shares solely for the Company's own account, for investment purposes and without a view towards the resale or distribution thereof; (iii) the Company will hold the and the Shares for the applicable one or two year holding period proscribed by Rule 144 under the Act; and (iv) any sale of the and the Shares will be accomplished only in accordance with the Act or the rules and regulations of the Commission adopted thereunder. In addition, the Company hereby consents to the imprinting of a standard form of restrictive legend on all certificates representing the Shares as well as the imposition of a standard form of stop transfer order against the Shares on the books and records of the Client's transfer agent;

     7. The Company's "Piggy Back" Registration Rights. In the event the Company elects to receive the Shares as all or any part of the Business Advisory or Occupancy Fees, the following registration rights provision shall be applicable with respect to the Shares:

     A. Piggy Back Registration Rights. If at any time after the date hereof, the Client proposes to register for sale in an offering to the public any equity securities under the Securities Act of 1933, as amended, and/or under any state statute (collectively the "Act"), it will at such time give written notice to the registered holders of the Shares of its intention to do so. Upon written request of any such registered holder, given within 15 days after the receipt of any such notice, the Client will cause the Shares then held by the registered holder(s) requesting same ("Covered Shares") to be promptly registered under the Act as apart of the offering being made under the same Registration Statement proposed to be filed by the Client; provided, however, if the offering to which the proposed Registration Statement relates is to be distributed by or through an underwriter approved by the Client, the registered holder may at his option agree to sell its Covered Shares through such underwriter on the same terms and conditions as the underwriter agrees to sell the other securities proposed to be registered, and provided further, that, if such underwriter determines that the inclusion of all such Covered Shares for which registration is requested would have an adverse effect on the offering, the registered holder hereof shall be entitled hereunder to participate in the underwriting and register the Covered Shares only, on a prorata basis with the shares otherwise being offered. If the registered holder opts not to sell its or his Covered Shares through such underwriter, the registered holder may use the Registration Statement for such underwriting to register such Covered Shares under the Act within 60 days after such Registration Statement becomes effective.


     B. Registration Expenses. The Company hereby agrees to bear its pro rata costs and expenses incurred in connection with the registration of the sale or other distribution of the Covered Shares pursuant to the terms of this Agreement. The costs and expenses payable by the Company shall include, without limitation, (i) all filing fees with the Securities and Exchange Commission;
(ii) fees and expenses of compliance with securities or blue sky laws (including fees and disbursements of counsel in connection with blue sky qualifications of the Covered Shares); (iii) printing expenses; (iv) the fees and expenses incurred in connection with the listing of the Covered Shares; and (v) fees and expenses of counsel and independent certified public accountants for the Company (including the expenses of any comfort letters).

     8. Confidential Data. The following confidentiality provisions shall be applicable to this Agreement:

     A. The Company shall not divulge to others, any secret or confidential information, knowledge, or data concerning or pertaining to the business and affairs of the Client, obtained by it as a result of its employment, unless authorized, in writing, by the Client; and

     B. The Client shall not divulge to others, any secret or confidential information, knowledge, or data concerning or pertaining to the business and affairs of the Company, obtained by it as a result of its employment, unless authorized, in writing, by the Company; and

     C. Neither Party shall be required in the performance of its duties to divulge to the other Party or any officer, director, agent or employee of the other Party, any secret or confidential information, knowledge, or data concerning any other person, firm or entity (including, but not limited to, any such persons, firm or entity which may be competitor or potential competitor of one Party) which either Party may have or be able to obtain otherwise than as a result of the relationship established by this Agreement.

     9. Independent Contractor. The Company is, shall be, and be deemed to be, an independent contractor in the performance of its duties hereunder, any law of any jurisdiction to the contrary notwithstanding. The Company shall not, by reason of this Agreement or the performance of its duties hereunder, be, or be deemed to be, an employee, agent, partner, co-venturer or controlling person of the Client; and the Company shall have no power to enter into any agreement on behalf of or otherwise bind the Client. The Company shall not have, or be deemed to have, any fiduciary obligations or duties to the Client and shall be free to pursue, conduct and carry on for its own account (or for the account of others) such activities, employments, ventures, businesses and other pursuits as the Company in its sole, absolute and unfettered discretion, may elect.

     10. Rights and Obligations Subsequent to Closing. The representations, warranties, agreements, covenants and obligations of each Party contained herein are material, shall be deemed to have been relied upon by the other Party and shall survive execution of this Agreement for one year, regardless of any investigation, and shall not merge in the performance of any obligation by any Party hereto.

     11. Expenses. Regardless of whether or not the transaction contemplated herein is consummated, each Party shall be responsible for its own share of all costs and expenses incurred in connection with this Agreement and transactions contemplated hereby.

     12. Amendment. This Agreement may be amended by the Parties hereto by action taken by their respective Board of Directors at any time. This Agreement may not be amended except by an instrument in writing signed on behalf of each of the Parties hereto.

     13. Binding Effect. All of the terms and provisions of this Agreement shall be binding upon and shall inure to the benefit of and be enforceable by and against the successors and assigns of the Parties hereto.

     14. Assignment. This Agreement is binding upon and shall inure to the benefit of the Parties hereto and their respective successors and assigns. Notwithstanding the foregoing, neither party shall assign or transfer any rights or obligations hereunder, except that: (i) the Client may assign or transfer this Agreement to a successor corporation in the event of a merger, consolidation, or transfer or sale of all or substantially all of the assets of the Client, provided that no such further assignment shall relieve the Client from liability for the obligations assumed by it hereunder; and (ii) the Company may assign or transfer this Agreement to any firm which is an affiliate of the Company, provided that no such assignment shall relieve the Company from liability for its obligations hereunder.

     15. Entire Agreement. Each of the Parties hereby covenants that this Agreement is intended to and does contain and embody herein all of the understandings and agreements, both written and oral, of the Parties hereby with respect to the subject matter of this Agreement, and that there exists no oral agreement or understanding, express or implied, whereby the absolute, final and unconditional character and nature of this Agreement shall be in any way invalidated, empowered or affected. There are no representations, warranties or covenants other than those set forth herein.

     16. Laws of the State of New York. This Agreement shall be deemed to be made, executed and delivered in, governed by and interpreted under and construed in all respects in accordance with the laws of the State of New York, irrespective of the place of domicile or residence of any Party. In the event of controversy arising out of the interpretation, construction, performance or breach of this Agreement, the Parties hereby agree and consent to the jurisdiction and venue of the United States District Court for the Southern District of New York and further agree and consent that personal service or process in any such action or proceeding outside of the State of New York and in the City of New York shall be tantamount to service in person or within the State of New York and in the City of New York and shall confer personal jurisdiction and venue on the said Court.

     17. Originals. This Agreement may be executed in counterparts, each of which so executed shall be deemed an original and constitute one of the same Agreement.

     18. Notices. All notices that are required to be or may be sent pursuant to the provisions of this Agreement shall be sent by certified mail, return receipt requested, or by overnight package delivery service to the President or Chief Executive Officer of each of the Parties at the address appearing herein, and shall count from the date of mailing or the date following the date of the airbill.

     19. Modification and Waiver. A modification or waiver of any of the provisions of this Agreement shall be effective only if made in writing and executed with the same formality of this Agreement. The failure of any Party to insist upon strict performance of any of the provisions of this Agreement shall not be construed as a waiver of any subsequent default of the same or similar nature or of any other nature or kind.

     20. Severability. If any provision or any portion of any provision of this Agreement, or the application of such provision or any portion thereof to any person or circumstance shall be held invalid or unenforceable, the remaining portions of such provision and the remaining provisions of this Agreement or the application of such provision or portion of such provision as is held invalid or unenforceable to persons or circumstances other than those to which it is held invalid or unenforceable, shall not be affected thereby.

     21. Indemnification. The following indemnification provisions shall be applicable to this Agreement:

     A. Each Party hereby irrevocably agrees to indemnify and hold the other Party harmless from any and all liabilities and damages (including legal or other expenses incidental thereto), contingent, current, or inchoate to which that Party may become subject as a direct, indirect or incidental consequence of any action by the indemnifying Party or as a consequence of the failure of the indemnifying Party to act, whether pursuant to requirements of this Agreement or otherwise; and

     B. In the event it becomes necessary to enforce this indemnity through an attorney, with or without litigation, the successful Party shall be entitled to recover from the indemnifying Party all costs incurred including reasonable attorneys' fees throughout any negotiations, trials or appeals, whether or not any suit is instituted.

     22. Taxes. Each Party shall be responsible for all taxes which are based on its own net income. All sales, value added, and use taxes arising out of transactions occurring under this Agreement shall be the responsibility of the Party conducting such transaction and each Party hereby indemnifies and holds the other harmless from any and all claims relating to sales or use taxes collected or due by the Party conducting each of the transactions hereof; and

IN WITNESS WHEREOF, the Parties have caused this Agreement to be executed by the undersigned duly authorized respective officers, effective as of the day and year first set forth above.

LOGISTICS MANAGEMENT
RESOURCES, INC.                                        BRENTWOOD CAPITAL CORP.

By:  /s/ Danny L.  Pixler                              By:   /s/ Peter T. Arbes
     Danny L. Pixler, Chief                            Peter T. Arbes, President
     Executive Officer