Form 10QSB
period 2003-03-31
LOGISTICS MANAGEMENT RESOURCES INC
filed 2003-04-30
CIK 820408

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2003

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 forthe transition period from__________________ to________________.


                         Commission File No: 33-9640-LA


                      LOGISTICS MANAGEMENT RESOURCES, INC.
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

     Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ].

Applicable only to corporate issuers:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, no par value, 54,785,438 shares at March 31, 2003


Transitional Small Business Disclosure Format (Check one): Yes [ ] NO [ X ].

                      LOGISTICS MANAGEMENT RESOURCES, INC.
                                   Form 10-QSB
                          Quarter Ended March 31, 2003

                                      INDEX

                                                                  Page

PART I   FINANCIAL INFORMATION..........................................

Item 1.  Financial Statements...........................................

           Condensed Balance Sheets at March 31, 2003 and
              December 31, 2002.........................................

           Condensed Statements of Operations for the Three Months Ended
              March 31, 2003 and March 31, 2002.........................

           Condensed Statement of Stockholders' Equity (Impairment)
              For the Period January 1, 2002 through March 31, 2003.....

           Condensed Statements of Cash Flows for the
              Three Months Ended March 31, 2003 and March, 31 2002......

           Notes to the Condensed Financial Statements..................

Item 2.  Management's Discussion and Analysis...........................

Item 3.  Controls and Procedures........................................


PART II  OTHER INFORMATION..............................................

Item 1.  Legal Proceedings..............................................

Item 6.  Exhibits and Reports on Form 8-K...............................

            SIGNATURES..................................................
            CERTIFICATIONS..............................................
            EXHIBITS....................................................



                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The unaudited condensed balance sheet of the Registrant as of March 31, 2003, the audited balance sheet at December 31, 2002, and the unaudited condensed profit and loss statements for the three months ended March 31, 2003 and March 31, 2002 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.


                      Logistics Management Resources, Inc.
                            Condensed Balance Sheets


                                                  March 31, 2003     December,
                                  Assets           [unaudited]       31, 2002


Equipment
                                                   $      4,731      $   5,367
                                                      ---------       --------

           Total Assets                            $      4,731      $   5,367
                                                      =========       ========

                Liabilities and Stockholders' Equity (Impairment)

Current Liabilities
  Accrued expenses                                 $     64,436     $   63,908
  Accrued interest                                    5,609,010      5,609,010
  Due to related parties                              2,616,430      2,589,615
  Loans payable                                       2,544,000      2,544,000
  Convertible debentures                              5,198,460      5,198,460
  Net liabilities of discontinued operations          4,601,504      4,601,504
                                                     ----------     ----------
           Total Current Liabilities                 20,633,840     20,606,497
                                                     ----------     ----------
Commitments and contingencies

Stockholders' Equity (Impairment)
  Preferred stock, no par value;
    (10,000,000 shares authorized)
  Series A (999,000 shares outstanding)                    762            762
  Series B (2,000 shares outstanding)                2,000,000      2,000,000
  Series C (450,000 shares outstanding)                135,000        135,000
  Series D (950 shares outstanding)                    950,000        950,000
  Series E (2,300 shares outstanding)                2,300,000      2,300,000
Common stock, no par value; 75,000,000 shares
  authorized, 54,785,438
    shares issued and outstanding                           --             --
Additional paid-in capital                          14,592,571     14,592,571
Accumulated (deficit)                              (40,607,442)   (40,579,463)
                                                    ----------     ----------

    Total Stockholders' Equity (Impairment)        (20,629,109)   (20,601,130)
                                                    ----------     ----------
    Total Liabilities and
      Stockholders' Equity (Impairment)          $       4,731   $      5,367
                                                    ==========    ===========


                  See notes to condensed financial statements.


                      Logistics Management Resources, Inc.
                       Condensed Statements of Operations


                                                Three Months Ended March 31,
                                                 2003                  2002
                                              [unaudited]           [unaudited]
                                              ---------------------------------


Net Revenue                                $           --       $           --
                                             ------------        -------------

Operating Expenses:                                    --                   --

   General and administrative                         528                9,160

   Depreciation and amortization                      636                  443

   Interest expense                                26,815              612,335
                                            -------------        -------------

      Total Operating Expenses                     27,979              621,938
                                            -------------        -------------

         Net Loss                         $       (27,979)      $     (621,938)
                                            =============        =============



Net Loss Per Common Share -
    Basic and fully-diluted              $          (0.00)      $       (0.01)
                                                     ====                ====

Weighted Average Number of
    Common Shares Outstanding                  54,785,438          43,250,465
                                            =============         ===========








                  See notes to condensed financial statements.
                      Logistics Management Resources, Inc.
            Condensed Statement of Stockholders' Equity (Impairment)


                           Preferred          Preferred          Preferred
                             Stock              Stock              Stock
                           Series A            Series B           Series C
                          Shs      Amt     Shs       Amt       Shs       Amt
                         -----    -----   ----      ----      -----    ------

Balance,
  January 1, 2002       999,000   $762    2,000   $2,000,000  450,000   $135,000

Net income                    -      -        -            -        -          -
                        -------   ----    -----    ---------  -------    -------

Balance,
  December 31, 2002     999,000   $762    2,000   $2,000,000  450,000   $135,000


 [2003 unaudited]

Net loss                      -      -        -           -        -           -
                       --------   ----    -----    --------   ------     -------
Balance,
  March 31, 2003        999,000  $762    2,000    $2,000,000  450,000   $135,000
                       ========   ===    =====     =========  =======    =======


                  See notes to condensed financial statements.


                      Logistics Management Resources, Inc.
            Condensed Statement of Stockholders' Equity (Impairment)
                                  (Continued)

                           Preferred           Preferred
                             Stock               Stock
                           Series D            Series E           Common Stock
                          Shs      Amt      Shs       Amt         Shs       Amt
                         -----    -----    ----      ----        -----     ----


Balance,
  January 1, 2002         950    $950,000  2,300   $2,300,000   54,785,438 $  -

Net income                 -           -      -            -            -     -
                        ----     -------  -----    ---------   ----------   ---

Balance,
  December 31, 2002      950    $950,000  2,300  $2,300,000    54,785,438     -
                        ====     =======  =====   =========    ==========   ===

  [2003 unaudited]

Net loss                   -          -       -           -             -     -
                        ----     ------   -----   ---------    ----------   ---
Balance,
  March 31, 2003         950   $950,000   2,300  $2,300,000    54,785,438  $  -
                        ====    =======   =====   =========    ==========   ===


                  See notes to condensed financial statements.



                      Logistics Management Resources, Inc.
            Condensed Statement of Stockholders' Equity (Impairment)
                                   (Continued)




                           Additional           Retained          Stockholders'
                            Paid In             Earnings             Equity
                            Capital            (Deficit)          (Impairment)
                           ----------          ---------           ------------



Balance,
  January 1, 2002         $ 14,592,571        $(50,749,951)      $(30,771,618)

Net income                           -          10,170,488         10,170,488
                           -----------        ------------        -----------

Balance,
  December 31, 2002       $ 14,592,571        $(40,579,463)      $(20,601,130)
                           ===========         ===========        ===========

 [2003 unaudited]

Net loss                             -             (27,979)           (27,979)
                           -----------         -----------        -----------
Balance,
  March 31, 2003          $ 14,592,571        $(40,607,442)      $(20,629,109)
                           ===========         ===========        ===========


                  See notes to condensed financial statements.










                See notes to the condensed financial statements.

                      Logistics Management Resources, Inc.
                       Condensed Statements of Cash Flows



                                                 Three Months Ended March 31,
                                                  2003                   2002
                                               [unaudited]          [unaudited]
                                               --------------------------------

Cash Flows From Operating Activities

   Net Loss                                   $   (27,979)          $ (621,938)

Adjustments to Reconcile Net Loss  to
   Net Cash Used By Operating Activities

   Depreciation and amortization expense              636                  443

   Increase (Decrease) in Liabilities

     Accrued expenses                                 528                   --

     Accrued interest                              26,815              612,335
                                                ---------            ---------

Net Cash Used by Operating Activities                  --              ( 9,160)
                                                ---------            ---------

Cash Flows from Financing Activities

   Net proceeds from related parties                   --                9,160
                                                ---------            ---------
Net Cash Provided by Financing Activities              --                9,160
                                                ---------            ---------
Net Change in Cash                                     --                   --

Cash at beginning of period                            --                   --
                                                ---------            ---------
Cash at end of period                         $        --           $       --
                                                =========            =========



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES



  Accrued interest reclassified to Convertible
   Note due to related parties               $    26,815          $       --
                                               =========            ========





                  See notes to condensed financial statements.



                      Logistics Management Resources, Inc.
                   Notes to the Condensed Financial Statements

Note 1 - Basis of presentation

The interim financial statements included herein are presented in accordance with United States generally accepted accounting principles and have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The Registrant's operating results for the three months ended March 31, 2003, and 2002 are not necessarily indicative of the results that may be or were expected for the years ended December 31, 2003, and 2002. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and notes thereto of the Registrant included in its Form 10-KSB for the period ended December 31, 2002.

Since November 2000, principally as a result of the Registrant's inability to continue the operations of its failing freight transportation service, the Registrant has not had any revenue from operations. During this period, the Registrant has been primarily involved in resolving the affairs of its creditors and other investors. In connection with the Registrant's settlement with GE Credit Corp. in September 2002, the Registrant formally disposed of its remaining interest in its former transportation unit, freeing the Registrant to consider searching for a profitable privately owned company with which to seek a business combination. Accordingly, and despite the fact that management does not consider the Registrant to be a development stage company, it is possible that the Registrant could be considered to be a blank check company. As defined in
Section 7(b) (3) of the Securities Act of 1933, as amended, a "blank check" company is one that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing "penny stock" securities as defined in Rule 3(a) (51) of the Securities Exchange Act of 1934, as amended, in that connection. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.

Note 2 - Income Taxes (Benefits)

At December 31, 2002, the Registrant had available approximately $23,000,000 of net operating loss carryforwards, which expire between December 31, 2008 and December 31, 2021, that may be used to reduce future taxable income.


Note 3 -Related Party Transactions

During September 2002, and as previously reported in the Registrant's From 10-KSB Annual Report of the fiscal year ended December 31, 2002, the Registrant consolidated $856,916 previously owed to Brentwood Capital Corp. with an additional $875,000 into a September 27, 2002, 6%, secured convertible promissory note in the aggregate principal amount of $1,731,906 (the "Note"). The additional 875,000 was utilized by the Registrant to fund its September 27, 2002, settlement of the GE Capital Corporation litigation. Brentwood Capital Corp., is a privately owned New York merchant banking corporation that by virtue of the conversion rights to 183,936,812 shares under the Note may be deemed to be a principal stockholder of the Registrant ("Brentwood"). The Note is payable in 60 equal monthly installments of $33,287 together with 6% interest on the first day of each month commencing December 2002, through November 2007. The Convertible Note is secured by all of the Registrant's assets, and all or any portion of the balance due under the Note may be converted into common shares at any time prior to October 1, 2007, at $.01 per share.

At March 31, 2003, the Registrant was unable to make any of the scheduled payments to Brentwood. Accordingly, and pursuant to a written amendment agreement of even date: (i) the due date of the Note was extended one year to October 1, 2008; (ii) the commencement of principal payments was deferred to December 1, 2003; and (iii) Brentwood forgave the Registrant's obligation to pay interest owed prior to September 27, 2002. The amendment agreement further provided that: (i) all interest due and owing from September 27, 2002, through September 27, 2003, shall be due and payable by the Registrant in one lump sum on October 1, 2003; and (ii) all additional interest shall be due and payable monthly, in arrears commencing on November 1, 2003. Accrued interest applicable to the Note during the three months ended March 31, 2003, was $26,815.

Note 4 - Per Share Results

The common share equivalents associated with the Registrant's convertible debentures, and Preferred Stock issued and outstanding were not included in computing per share results as their effects were anti-dilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion contains forward-looking statements regarding the Registrant, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Registrant's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, the Registrant's ability to resolve the affairs of its creditors and other investors; or to locate and thereafter negotiate and consummate a business combination with a profitable privately owned company.

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

Three Month Periods Ended September 30, 2003 and 2002:

Revenue - The Registrant had no revenues during the three months ended March 31, 2003 ("1Q3") and the three months ended March 31, 2002 ("1Q2") as a direct result of the Registrant's discontinuance, in November 2000, of the operation of its failing freight transportation services business. The Registrant continues working through the restructure of its debt and the mitigation of outstanding litigation.

Operating Expenses - Operating expenses for 1Q3 and 1Q2 did not include direct costs also as a direct result of the Registrant's discontinuance, in November 2000, of the operations of its failing freight transportation business. The balance of operating expenses for 1Q3 were $27,979 compared to $621,938 for 1Q2, a reduction of $593,959 or 95.5%. This decrease was principally attributable to the cessation, since June 30, 2002, of interest accruals on the Registrant's pre-existing debt in default and in litigation. As the Registrant's principal activities since the discontinuance of its freight transportation services business were focused on resolving the claims of its previous creditors and the maintenance of its reporting requirements and good standing, the Registrant's general and administrative expenses have been reduced accordingly.

Income (Loss) before Discontinued Operations - As a result of the foregoing, operating loss before discontinued operations for 1Q3 was ($27,979) compared to ($621,938) for 1Q2.

Discontinued Operations - There were no adjustments to the Registrant's estimate of its loss from discontinued operations during 1Q3 or 1Q2.

Net Income (Loss) - Accordingly, the Registrant experienced a net loss of ($27,979) for 1Q3 compared to a net loss of $(621,938) for 1Q2, resulting in per share results of $0.00 and $0.01, respectively.

Liquidity and Capital Resources.

The Registrant does not have any capital resources. Consistent with the discontinuance its failing freight transportation services business in November 2000, and its subsequent disposition in connection with arranging the funding of the GE Credit Corp. settlement in September 2002, the Registrant's principal activity has been centered in resolving the claims of its former creditors so it may consider a business combination. In this connection, Midwest Merger Management, LLC ("Midwest"), a private investment entity, which through its ownership of common and preferred shares may be deemed to own and control 19.5% of the Registrant, and Brentwood Capital Corp. ("Brentwood"), a private merchant bank and holder of a Convertible Note with conversion rights at March 31, 2003 to 183,936,812 shares or 72.6% of the Registrant's voting securities, have agreed to provide Registrant with reasonable legal, accounting and administrative resources to resolve its affairs and conduct its search for a business combination candidate. Accordingly, the Registrant is entirely dependent upon: (i) Midwest providing the Registrant with certain advisory services in connection with the resolution of its affairs on favorable terms;
(ii) the willingness of Brentwood to provide the Registrant with certain office and administrative facilities and to fund virtually all of the Registrant's settlements with its creditors; and (iii) the Registrant's successful business combination with a profitable operating company. There can be no assurances that Midwest will be successful in resolving all or substantially all of Registrant's affairs, that Brentwood will fund any further settlements, or that the combined efforts of Midwest and Brentwood will lead to a successful business combination.


ITEM 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Registrant concluded that the Registrant's disclosure controls and procedures were adequate.

(b) Changes in Internal Controls

The Registrant made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.


                           PART II - OTHER INFORMATION

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

Mr.Chester Bedell filed an action against the Registrant in the Supreme Court of the State of New York, County of Suffolk on or about March 28, 2002. The Registrant filed an answer and affirmative defenses shortly thereafter. On or about October 2, 2002, the parties entered into an agreement settling the action for $80,000, payable $10,000 down and $3,125 a month until the unpaid balance is paid in full. The Registrant is in full compliance with the settlement agreement and expects that the action will be withdrawn with prejudice pursuant to the terms thereof.

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

Rice v. the Registrant was filed in the United States District Court for the Southern District of Florida seeking to recover the sum of $275,000 against the Registrant pursuant to a promissory note dated July 29, 2001. The Registrant has joined issue and the case is currently in discovery.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:  10 (d)  Amendment  to Loan  Agreement
                15.  Letter on  Unaudited Interim Financial Information

(b)  Reports:   None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.

LOGISTICS MANAGEMENT RESOURCES, INC.
(formerly U.S. Trucking, Inc.)
(Registrant)

/s/ Danny L. Pixler
-------------------
Danny L. Pixler
Chief Executive and
Financial Officer, and Director

                                 CERTIFICATIONS


I, Danny L. Pixler, the Registrant's Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Logistics Management Resources, Inc.;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have: a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have  indicated  in  this  quarterly  report  whether  or  not  there  were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003

/s/  Danny L. Pixler
-----------------------
Chief Executive and Financial Officer



                                 CERTIFICATIONS

I, Danny L. Pixler, the Registrant's Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Logistics Management Resources, Inc.;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have: a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have  indicated  in  this  quarterly  report  whether  or  not  there  were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003

/s/   Danny L. Pixler
------------------------
Chief Executive and Financial Officer









                                  EXHIBIT 10(d)


Logistics Management Resources, Inc.
--------------------------------------------------------------------------------
                                                     10602 Timberwood Circle,
                                                     Suite 9
                                                     Louisville, Kentucky 40223
                                                     (502) 339-4000

March 31, 2003

Mr. Peter T. Arbes, President
Brentwood Capital Corp.
477 Madison Avenue
12th Floor
New York, NY 10022

Re:  Amendment to Promissory Note

Dear Mr. Arbes:

     This will serve to confirm our prior conversations and negotiations concerning the parameters of a first amendment to the One Million, Seven Hundred Thirty-One Thousand Nine Hundred Five and 70/100 ($1,731,905.70) Dollar promissory note dated September 27, 2002 (the "Note") between Brentwood Capital Corp. as holder ("Brentwood") and Logistics Management Resources, Inc. ("LMRI"), as maker. In this regard, and in consideration of the mutual benefit derived herefrom, the receipt and adequacy of which is hereby jointly and severally acknowledged and accepted, Brentwood and LMRI hereby agree as follows:

     1. Amendment. Paragraph 1 of the Note is hereby amended to read in its entirety as follows:

          "1.  Payment. Payments due under the Note shall be made as follows:

               A. Principal. The full principal amount of this Note shall be due and payable at the offices of the Holder on October 1, 2008 (the "Due Date"). The principal and interest due on this Note shall be payable in 60 equal installments of Thirty Three Thousand, Two Hundred Eighty-Seven and 41/100 ($33,287.41) Dollars on the first day of each month commencing on December 1, 2003, and terminating on November 1, 2008. In the event that any monthly installment shall not be paid when due, and shall remain unpaid for a period of five (5) business days or more, then a late charge of two (2%) percent shall be due and owing for each month or any portion thereof that such payment shall remain unpaid; and

               B. Interest. Solely in consideration for LMRI's tendering to Brentwood of the Additional Consideration set forth in Section 4 of the Note, Brentwood hereby forgives LMRI's obligation to pay all interest due and owing prior

Mr. Peter T. Arbes, President
March 31, 2003
Page 2
_______________________

to September 27, 2002. Provided that Brentwood shall acknowledge the same on a monthly basis, all interest due and owing from September 27, 2002, through September 27, 2003, shall be due and payable by LMRI in one lump sum on October 1, 2003. Commencing on November 1, 2003, interest on the unpaid principal of this Note at the rate of Six (6%) percent per annum shall be due and payable monthly, in arrears. In the event that LMRI is unable to make any such monthly interest payments, its obligation to pay interest shall nevertheless continue to accrue."

     2. Confirmation of Agreement. Except as herein modified, Brentwood and the Maker hereby reconfirm the validity and enforceability of the Note.

     If the foregoing correctly sets forth our agreement and understanding, please indicate your acceptance by signing the enclosed copy of this letter agreement in the space marked "Agreed to and Accepted" and returning the signed document to me via facsimile.

Very truly yours,

Logistics Management Resources, Inc.

By: /s/ Danny L. Pixler
   --------------------
      Danny L. Pixler, Chief Executive
      Officer

AGREED TO AND ACCEPTED:

Brentwood Capital Corp.

By: /s/ Peter T. Arbes
   ----------------------
      Peter T. Arbes, President






                                   Exhibit 15


To the Board of Directors and Stockholders of Logistics Management Resources, Inc.

We have reviewed the accompanying condensed balance sheet of Logistics Management Resources, Inc. as of March 31, 2003, and the related condensed statements of operations, condensed statement of shareholders' equity (impairment), and condensed statements of cash flows for the three months ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

As discussed in our report dated March 26, 2003, certain conditions indicate that the company may be unable to continue as a going-concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going-concern.

/s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
April 29, 2003