Form 10QSB
period 2003-06-30
LOGISTICS MANAGEMENT RESOURCES INC
filed 2003-08-14
CIK 820408

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB

(Mark One)

[ X ] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period - ended: June 30, 2003
                                          -------------

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

         Common Stock, no par value, 52,285,438 shares at June 30, 2003
                                                  -----------------


Transitional Small Business Disclosure Format (Check one): Yes [ ] NO [ X ]. -



                      LOGISTICS MANAGEMENT RESOURCES, INC.
                    FORM 10-QSB - QUARTER ENDED JUNE 30, 2003
                                      INDEX

                                                                         Page

PART I FINANCIAL INFORMATION..............................................2

Item 1. Financial Statements..............................................2

        Balance Sheets at June 30, 2003 and December 31, 2002.............3

        Statements of Operations for the Six Months and
          Three Ended June 30, 2003 and June 30, 2002.....................4

        Statement of Stockholders' Equity (Impairment)
          For the Period January 1, 2002 through June 30, 2003............5

        Statements of Cash Flows for the Six Months Ended
          June 30, 2003 and June 30, 2002.................................6

        Notes to the Condensed Financial Statements.......................7

Item 2. Management's Discussion and Analysis..............................9

Item 3. Controls and Procedures .........................................10

PART II OTHER INFORMATION................................................10

Item 1. Legal Proceedings................................................10

Item 6. Exhibits and Reports on Form 8-K.................................13


        SIGNATURES.......................................................13
        CERTIFICATIONS...................................................14
        EXHIBITS.........................................................17

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

     The unaudited balance sheet of the Registrant as of June 30, 2003, the audited balance sheet at December 31, 2002, and the unaudited statements of operations for the six month and three month periods ended June 30, 2003 and June 30, 2002 follow. The financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.



                      LOGISTICS MANAGEMENT RESOURCES, INC.
                                 BALANCE SHEETS


                                              June 30, 2003         December 31,
                     Assets                    [unaudited]              2002
                                               -----------          -----------

Equipment                                     $      4,094        $      5,367
                                               -----------         -----------
                                              $      4,094        $      5,367
          Total Assets                         ===========         ===========


                Liabilities and Stockholders' Equity (Impairment)

Current Liabilities
   Accrued expenses                            $    64,436        $    63,908
   Accrued interest                              5,609,010          5,609,010
   Due to related parties                        2,796,706          2,589,615
   Loans payable                                 2,544,000          2,544,000
   Convertible debentures                        5,198,460          5,198,460
   Net liabilities of discontinued operations    4,601,504          4,601,504
                                                 ---------         ----------

        Total Current Liabilities               20,814,116         20,606,497
                                                ----------         ----------

Commitments and contingencies

Stockholders' Equity (Impairment)
 Preferred stock, no par value;
 (10,000,000 shares authorized)
  Series A (999,000 shares outstanding)                762               762
  Series B (2,000 shares outstanding)            2,000,000         2,000,000
  Series C (450,000 shares outstanding)            135,000           135,000
  Series D (950 shares outstanding)                950,000           950,000
  Series E (2,300 shares outstanding)            2,300,000         2,300,000
Common stock, no par value; 75,000,000
  shares authorized,                                    --                --
  52,285,438 shares issued and outstanding
Additional paid-in capital                      14,592,571        14,592,571
Accumulated (deficit)                          (40,788,355)      (40,579,463)
                                               -----------       -----------

      Total Stockholders' Equity (Impairment)  (20,810,022)      (20,601,130)
                                              ------------      ------------

      Total Liabilities and
       Stockholders' Equity (Impairment)     $      4,094      $      5,367
                                              ===========       ===========


   The accompanying notes are an integral part of these financial statements




                      LOGISTICS MANAGEMENT RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
                                   [Unaudited]

                                       Six Months Ended      Three Months Ended
                                           June 30,               June 30,
                                      2003         2002       2003       2002
                                      ----        -----       ----       ----



Net Revenue                      $       --    $     --     $      --   $    --
                                   --------     -------       -------      -----

Operating Expenses:
   Depreciation and amortization      1,273         886          637        443
   Interest expense                  54,406     612,335       27,591         --
   Administrative expenses          153,213      26,832      152,685     17,672
                                   --------     -------    ---------     ------
     Total operating expenses       208,892     640,053      180,913     18,115
                                   --------     -------    ---------     ------


Operating loss                     (208,892)   (640,053)    (180,913)   (18,115)


Gain on discontinued operations,
 net of tax benefit of $ -0-             --      74,349           --     74,349
                                  ---------    --------    ---------     ------

Net income (loss)                $ (208,892) $ (565,704)  $ (180,913) $  56,234
                                  =========   =========    =========   ========





Net loss per common share
 - basic and fully-diluted           $(0.00)  $  (0.00)    $ (0.00)      $(0.00)
                                  =========    =======      ======      =======



Weighted average number of
common shares outstanding        52,285,438  43,250,465  52,285,438  43,250,465
                                 ==========  ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements




                      LOGISTICS MANAGEMENT RESOURCES, INC.
                 STATEMENT OF STOCKHOLDERS' EQUITY (IMPAIRMENT)




                            Preferred           Preferred           Preferred
                              Stock               Stock               Stock
                              -----              ------               -----
                            Series A            Series B           Series C
                            --------            --------             --------
                        Shs      Amt      Shs        Amt       Shs         Amt
                        ---      ---      ---        ---       ---         ---



Balance,
 January 1, 2002     999,000    $762    2,000   $2,000,000   450,000   $135,000



Net income                -        -        -            -         -          -
                    -------     ----     ----    ---------    ------    -------

Balance,
 December 31, 2002   999,000   $ 762    2,000   $2,000,000   450,000   $135,000


         [2003 unaudited]

Net loss                 -         -        -            -        -           -
                   -------      ----     ----      -------    -----     -------

Balance,
 June 30, 2003      999,000     $762     2,000  $2,000,000   450,000   $135,000
                    =======      ===     =====   =========   =======    =======



                            Preferred           Preferred
                              Stock               Stock
                              -----              ------
                            Series D            Series E         Common Stock
                            --------            --------         ------------
                        Shs      Amt        Shs        Amt       Shs        Amt
                        ---      ---        ---        ---       ---        ---



Balance,
 January 1, 2002        950   $950,000     2,300   $2,300,000   52,285,438  $ -



Net income                -          -         -            -            -    -
                    -------    -------     -----    ---------   ----------  ---

Balance,
 December 31, 2002      950   $950,000     2,300   $2,300,000   52,285,438    -


         [2003 unaudited]

Net loss                 -           -          -            -            -   -
                   -------    --------     ------   ----------  ----------- ---

Balance,
 June 30, 2003         950    $950,000      2,300   $2,300,000   52,285,438   -
                   =======     =======     ======    =========   ==========  ==



                      LOGISTICS MANAGEMENT RESOURCES, INC.
                 STATEMENT OF STOCKHOLDERS' EQUITY (IMPAIRMENT)





                             Additional         Retained        Stockholders'
                              Paid In            Earnings          Equity
                              Capital           (Deficit)         (Impairment)
                              -------           ----------      --------------



Balance,
 January 1, 2002            $14,592,571      $(50,749,951)       $(30,771,618)

Net income                            -        10,170,488          10,170,488
                            -----------       -----------          ----------

Balance, December 31, 2002  $14,592,571      $(40,579,463)       $(20,601,130)

         [2003 unaudited]

Net loss                              -          (208,892)           (208,892)
                           ------------       -----------         ------------

Balance, June 30, 2003      $14,592,571      $(40,788,355)       $(20,810,022)
                            ===========      ============        =============


   The accompanying notes are an integral part of these financial statements






                      LOGISTICS MANAGEMENT RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS


                                               Six Months Ended June 30,
                                               ------------------------
                                              2003                   2002
                                              ----                   ----
                                          [unaudited]             [unaudited]
                                          ----------              -----------

Cash flows from operating activities
  Net loss                                $  (208,892)          $   (565,704)
Adjustments to reconcile net loss
  to net cash used by operating activities
  Depreciation and amortization expense         1,273                    886
  Gain on disposal of discontinued operation                         (74,349)
  Loss on investment                                                  17,672
  Increase (decrease) in Liabilities
    Accrued expenses                              528                     --
    Accrued interest                           54,406                612,335
                                             --------               --------
Net cash used by operating activities        (152,685)                (9,160)
                                             --------               --------

Cash flows from financing activities
  Net proceeds from related parties           152,685                  9,160
                                            ---------               --------
Net cash provided by financing activities     152,685                  9,160
                                            ---------               --------

Net change in cash                                 --                     --
Cash at beginning of period                        --                     --
Cash at end of period                    $         --           $         --
                                           ==========            ===========




SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES



Accrued interest reclassified to Convertible
    Note due to related parties          $      54,406        $          --



 The accompanying notes are an integral part of these financial statements


                      LOGISTICS MANAGEMENT RESOURCES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

Note 1 - Basis of presentation

The interim financial statements included herein are presented in accordance with United States generally accepted accounting principles and have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The Registrant's operating results for the three months ended June 30, 2003, and 2002 are not necessarily indicative of the results that may be or were expected for the years ended December 31, 2003, and 2002. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and notes thereto of the Registrant included in its Form 10-KSB for the period ended December 31, 2002.

Since November 2000, principally as a result of the Registrant's inability to continue the operations of its failing freight transportation service, the Registrant has not had any revenue from operations. During this period, the Registrant has been primarily involved in resolving the claims of its creditors and other investors. In connection with the Registrant's settlement with GE Credit Corp. in September 2002, the Registrant formally disposed of its remaining interest in its former transportation unit, freeing the Registrant to consider searching for a profitable, privately-owned company with which to seek a business combination. Accordingly, and despite the fact that management does not consider the Registrant to be a development stage company, it is possible that the Registrant could be considered to be a blank check company. As defined in Section 7(b) (3) of the Securities Act of 1933, as amended, a "blank check" company is one that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing "penny stock" securities as defined in Rule 3(a) (51) of the Securities Exchange Act of 1934, as amended, in that connection. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.

Note 2 - Redirection of the Registrant's Activities

By virtue of the conversion rights granted in a September 27, 2002, agreement with Brentwood Capital Corp., a privately owned New York merchant banking corporation ("Brentwood"), as amended on March 31, 2003, Brentwood became a principal (17.5%) stockholder of the Registrant. Similarly, Midwest Merger Management, LLC, a Kentucky limited liability company engaged in the business of identifying, acquiring and financing business operations for more than five years ("MMM"), became a principal (17.5%) stockholder of the Registrant in 2001. Accordingly, Brentwood and MMM may materially influence and exercise effective control over the Registrant's affairs, including but not limited to, the election of directors and the selection and/or approval of any business combination partner. Although both Brentwood and MMM are actively seeking a new business operation for the Registrant, no assurances can be given that either of their plans of redirection can be executed in a timely and seamless manner, or that any such plan(s) will achieve meaningful success.

Note 3 - Related Party Transactions

During September 2002, and as previously reported in the Registrant's From 10-KSB Annual Report of the fiscal year ended December 31, 2002, the Registrant consolidated $856,916 previously owed to Brentwood Capital Corp. with an additional $875,000 into a September 27, 2002, 6%, secured convertible promissory note in the aggregate principal amount of $1,731,906 (the "Note"). The additional $875,000 was utilized by the Registrant to fund its September 27 2002, settlement of the GE Capital Corporation litigation. Brentwood Capital Corp., is a privately owned New York merchant banking corporation that by virtue of the conversion rights to 183,936,812 shares under the Note may be deemed to be a principal stockholder of the Registrant ("Brentwood"). The Note is payable in 60 equal monthly installments of $33,287 together with 6% interest on the first day of each month commencing December 2002, through November 2007. The Convertible Note is secured by all of the Registrant's assets, and all or any portion of the balance due under the Note may be converted into common shares at any time prior to October 1, 2007, at $.01 per share.

At March 31, 2003, the Registrant was unable to make any of the scheduled payments to Brentwood. Accordingly, and pursuant to a written amendment agreement of even date: (i) the due date of the Note was extended one year to October 1, 2008; (ii) the commencement of principal payments was deferred to December 1, 2003; and (iii) Brentwood forgave the Registrant's obligation to pay interest owed prior to September 27, 2002. The amendment agreement further provided that: (i) all interest due and owing from September 27, 2002, through September 27, 2003, shall be due and payable by the Registrant in one lump sum on October 1, 2003; and (ii) all additional interest shall be due and payable monthly, in arrears commencing on November 1, 2003. Accrued interest applicable to the Note during the three months ended June 30, 2003, was $27,591.

Note 4 - Per Share Results

The common share equivalents associated with the Registrant's issued and outstanding convertible notes and Preferred Stock were not included in computing per share results as their effects were anti-dilutive.


Note 5 - Income Taxes (Benefits)

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

When used in this discussion, words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Registrant undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Registrant's business.

Six Month Periods Ended June 30, 2003 and 2002:

Revenues. - As a direct result of the Registrant's inability to continue its failing freight transportation services beyond November 2000, the Registrant had no revenues during either the six month period ended June 30, 2003 ("6M3") or the six month period ended June 30, 2002 ("6M2"). The Registrant continues working through the restructure of its debt and the mitigation of outstanding litigation.

Expenses and Income Taxes - General and administrative expenses for 6M3 were $153,213 compared to $152,685 for 6M2. This increase is consistent with the Registrant's strategy of redirecting its focus toward becoming a candidate to acquire or merge with a profitable, privately-held business operation. Accordingly, the Registrant's recurring administrative expenses include: (i)
professional fees (legal and accounting) associated with the resolution of the Registrant's affairs with its former creditors and investors, and the maintenance of its reporting requirements and good standing, (ii) interest on its outstanding convertible note due to Brentwood (commencing on October 1, 2003), (iii) other ancillary expenses, and (iv) the payment of minimum franchise taxes.

Operating Loss - As a result of the foregoing the Registrant experienced a loss from operations of $208,892 for 6M3 compared to $640,053 for 6M2.

Gain on Settlement - During 6M2 the Registrant realized a $74,349 gain upon the settlement of certain claims which arising from its inability to continue its failing freight transportation services business beyond November 2000. No similar gains were realized during 6M3.

Net Income (Loss) - Accordingly, the Registrant experienced a net loss of $208,892 for 6M3 compared to a net loss of $565,704 for 3M2. When related to the weighted average number of common shares outstanding during 6M3 and 6M2 per share loss results were $0.00 and $0.00, respectively.

Quarters Ended June 30, 2003 and 2002:

Revenue - As a direct result of the Registrant's inability to continue its failing freight transportation services beyond November 2000, the Registrant had no revenues during either the second quarter June 30, 2003 ("2Q3") or the second quarter ended June 30, 2002 ("2Q2"). The Registrant continues working through the restructure of its debt and the mitigation of outstanding litigation.

Expenses and Income Taxes - General and administrative expenses for 2Q3 were $152,685 compared to $17,662 for 2Q2. This increase is consistent with the Registrant's strategy of redirecting its focus toward becoming a candidate to acquire or merge with a profitable, privately-held business operation. Accordingly, the Registrant's recurring administrative expenses include: (i)
professional fees (legal and accounting) associated with the resolution of the Registrant's affairs with its former creditors and investors, and the maintenance of its reporting requirements and good standing, (ii) interest on its outstanding convertible note due to Brentwood (commencing on October 1, 2003), (iii) other ancillary expenses, and (iv) the payment of minimum franchise taxes.

Operating Loss - As a result of the foregoing the Registrant experienced a loss from operations of $180,913 for 2Q3 compared to $18,115 for 2Q2.

Gain on Settlement - During 2Q2 the Registrant realized a $74,349 gain upon the settlement of certain claims which arose from its inability to continue its failing freight transportation services business beyond November 2000. No similar gains were realized during 6M3.

Net Income (Loss) - Accordingly, the Registrant experienced a net loss of $180,913 for 2Q3 compared to a net income of $56,234 for 2Q2. When related to the weighted average common shares outstanding during each period, per share results were $0.00 and $0.00, for 2Q3 and 2Q2, respectively.

Liquidity and Capital Resources.

The Registrant does not have any capital resources. Consistent with the inability to continue its failing freight transportation services business beyond November 2000, and its subsequent disposition in connection with arranging the funding of the GE Credit Corp. settlement in September 2002, the Registrant's principal activity has been centered in resolving the claims of its former creditors so it may seek a business combination. In this connection, MMM and Brentwood have agreed to provide Registrant with reasonable legal, accounting and administrative resources to resolve its affairs and conduct its search for a business combination candidate.


Accordingly, the Registrant is entirely dependent upon: (i) MMM providing the Registrant with certain advisory services in connection with the resolution of its affairs on favorable terms; (ii) the willingness of Brentwood to provide the Registrant with certain office and administrative facilities and to fund virtually all of the Registrant's settlements with its creditors; and (iii) the Registrant's successfully implementing a business combination with a profitable operating company. There can be no assurances that Midwest will be successful in resolving all or substantially all of Registrant's affairs, that Brentwood will fund any further settlements, or that the combined efforts of Midwest and Brentwood will lead to a successful business combination.

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



                           PART II - OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS

As previously disclosed in the Registrant's Form 10-QSB Quarterly Report for the three months ended March 31, 2003, and the Registrant's Form 10-KSB for the fiscal year ended December 31, 2002, the Registrant is and has been a party to 14 threatened or pending litigation matters. However, and during the three months ended June 30, 2003, no new litigation matter was initiated, and no litigation matter was terminated or materially modified.

As previously disclosed in the Registrant's Form 10-QSB Quarterly Report for the three months ended March 31, 2003, and the Registrant's Form 10-KSB for the fiscal year ended December 31, 2002, the Registrant has been the subject of a first quarter 2002 private investigation by the SEC pertaining to the aborted transaction between the Registrant and Professional Transportation Group, Ltd., a publicly held corporation. During the three months ended June 30, 2003, the Registrant has not received any communication from the SEC concerning this matter. As previously reported, the Registrant has provided documents and members of management have given testimony in connection with the SEC's investigation. Based upon advice of counsel, the Registrant does not believe that it committed any violations of the Federal securities laws, and intends to cooperate fully with the SEC and its staff.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:

     99.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     99.2 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K: None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGISTICS MANAGEMENT RESOURCES, INC.

Dated: August 12, 2003

By: /s/Danny L.  Pixler
Danny L. Pixler, Chief Executive
and Financial Officer, and Director

                                   EXIBIT 99.1

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 3a-15(f) and 15d-15(f)) for the Registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors:

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Dated: August 12, 2003

/s/  Danny L. Pixler
Chief Executive Officer

--------------------------------------------------------------------------------

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 3a-15(f) and 15d-15(f)) for the Registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors:

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Dated: August 12, 2003

/s/  Danny L. Pixler
-----------------------
Chief Financial Officer





                                  EXHIBIT 99.2

                      LOGISTICS MANAGEMENT RESOURCES, INC.

                      CERTIFICATION PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Logistics Management Resources, Inc. on Form 10-Q for the quarterly period ended June 30, 2003, as filed with the Securities and Exchange Commission on August 12, 2003 (the "Report"), the undersigned, in the capacities and on the dates indicated below, each hereby certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Logistics Management Resources, Inc.

Dated: August 12, 2003

/s/  Danny L. Pixler
---------------------
Chief Executive Officer


Dated: August 12, 2003

/s/  Danny L. Pixler
--------------------
Chief Financial Officer


Note: The certification the registrant furnishes in this exhibit is not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Registration Statements or other documents filed with the Securities and Exchange Commission shall not incorporate this exhibit by reference, except as otherwise expressly stated in such filing.