Form 10QSB
period 2003-09-30
LOGISTICS MANAGEMENT RESOURCES INC
filed 2003-11-13
CIK 820408

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB

(Mark One)

[ X ] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X ) No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, no par value, 52,285,438 shares at September 30, 2003

Transitional Small Business Disclosure Format (Check one): Yes [ ] NO [ X ].

                      LOGISTICS MANAGEMENT RESOURCES, INC.
                 FORM 10-QSB - QUARTER ENDED SEPTEMBER 30, 2003
                                      INDEX

                                                                           Page

PART I   FINANCIAL INFORMATION..................................................

Item 1    Financial Statements..................................................
          Balance Sheets at September 30, 2003 and December 31, 2002............
              Statements of Operations for the Nine Months and Three Months
             Ended September 30, 2003 and September 30, 2002....................

          Statement of Stockholders' Equity (Impairment) for the Period
             January 1, 2002 through September 30, 2003.........................

          Statements of Cash Flows for the Nine Months Ended
             September 30, 2003 and September 30, 2002..........................

          Notes to the Financial Statements.....................................

Item 2.  Management's Discussion and Analysis...................................

Item 3.  Controls and Procedures ...............................................

PART II  OTHER INFORMATION......................................................

Item 1.  Legal Proceedings......................................................
Item 6.  Exhibits and Reports on Form 8-K.......................................

         SIGNATURES....................................................
         EXHIBITS......................................................



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited balance sheet of the Registrant as of September 30, 2003, the audited balance sheet at December 31, 2002, and the unaudited statements of operations for the nine month and three month periods ended September 30, 2003 and September 30, 2002 follow. The unaudited financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

                      LOGISTICS MANAGEMENT RESOURCES, INC.
                                 BALANCE SHEETS

                                           September 30,       December 31,
                                                2003                2002
                                            [unaudited]
                                           ------------        -----------

                                 Assets


Equipment                                      $     3,457           $   5,367
                                                  --------            --------
     Total Assets                              $     3,457           $   5,367
                                                  ========            ========

     Liabilities and Stockholders'
      Equity (Impairment)

Current Liabilities
     Accrued expenses                           $   64,436          $   63,908
     Accrued interest                            5,609,010           5,609,010
     Due to related parties                      2,899,738           2,589,615
     Loans payable                               2,544,000           2,544,000
     Convertible debentures                      5,198,460           5,198,460
     Net liabilities of discontinued
       operations                                4,590,888           4,601,504
                                                ----------          ----------

           Total Current Liabilities            20,906,532          20,606,497
                                                ----------          ----------

Commitments and contingencies

Stockholders' Equity (Impairment)
     Preferred stock, no par value;
     (10,000,000 shares authorized)
       Series A (999,000 shares outstanding)           762                 762
       Series B (2,000 shares outstanding)       2,000,000           2,000,000
       Series C (450,000 shares outstanding)       135,000             135,000
       Series D (950 shares outstanding)           950,000             950,000
       Series E (2,300 shares outstanding)       2,300,000           2,300,000
     Common stock, no par value; 75,000,000
       shares authorized,                               --                  --
       52,285,438 shares issued and outstanding
     Additional paid-in capital                 14,592,571          14,592,571
     Accumulated (deficit)                     (40,881,408)        (40,579,463)
                                               -----------         -----------
          Total Stockholders'
           Equity (Impairment)                 (20,903,075)        (20,601,130)
                                               -----------         -----------

          Total Liabilities and
       Stockholders' Equity (Impairment)      $      3,457      $        5,367
                                               ===========         ===========

See notes to financial statements.



                      LOGISTICS MANAGEMENT RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
                                   [Unaudited]

                                 Nine Months Ended           Three Months Ended
                                   September 30,               September 30,
                              2002            2003        2002           2003

Net Revenue               $      --       $     --     $    --     $       --

Operating Expenses:
  Depreciation and
   amortization               1,910          1,329         637            443
  Interest expense           82,831        612,335      28,425             --
  Administrative expenses   217,204          9,160      63,991             --
                            -------      ---------      ------     ----------
  Total operating
   expenses                 301,945        622,824      93,053            443
                            -------      ---------      ------     ----------

Operating loss             (301,945)      (622,824)    (93,053)          (443)

Gain on discontinued
 operations, net of tax
 benefit of $ -0-                --      10,724,364          --    10,667,687
                            --------    -----------     -------    ----------

Net income (loss)         $ (301,945)  $ 10,101,540    $(93,053)  $10,667,244
                            ========    ===========     =======    ==========

Net income (loss) per
common share - basic and
fully-diluted              $ (0.01)        $ 0.23      $ (0.00)     $ 0.25
                              ====           ====         ====        ====

Weighted average number
of common shares
outstanding              52,285,438     43,250,465   52,285,438    43,250,465
                         ==========     ==========   ==========    ==========

See notes to financial statements.


                      LOGISTICS MANAGEMENT RESOURCES, INC.
                 STATEMENT OF STOCKHOLDERS' EQUITY (IMPAIRMENT)




                        Preferred           Preferred            Preferred
                          Stock                Stock               Stock
                         Series A            Series B             Series C
                       Shs      Amt         Shs     Amt        Shs       Amt



Balance,
January 1, 2002        999,000   $ 762   2,000  $2,000,000   450,000   $135,000

Net income                   -       -       -           -         -          -
                       ---------------------------------------------------------
Balance,
 December 31, 2002     999,000   $ 762   2,000  $2,000,000  $450,000   $135,000

[2003 unaudited]

Net loss                    -        -      -            -         -          -
                       ---------------------------------------------------------
Balance,
 September 30, 2003    999,000    $762   2,000  $2,000,000  $450,000   $135,000
                       ========================================================
(continued)

                              Preferred       Preferred
                               Stock           Stock
                             Series D         Series E           Common Stock
                            Shs     Amt      Shs    Amt         Shs       Amt


Balance,
  January 1, 2002         950  $950,000  2,300 $2,300,000   52,285,438  $     -

Net income                    -         -      -          -            -      -
                       ---------------------------------------------------------

Balance,
December 31, 2002         950  $950,000  2,300 $2,300,000   52,285,438        -

[2003 unaudited]

Net loss                    -         -      -          -            -        -
                       ---------------------------------------------------------
Balance,
 September 30, 2003       950  $950,000  2,300 $2,300,000   52,285,438   $    -
                       =========================================================


See notes to the financial statements.
(continued)

                             Additional         Retained        Stockholders'
                              Paid In           Earnings           Equity
                              Capital          (Deficit)        (Impairment)

Balance,
  January 1, 2002         $14,592,571        $(50,749,951)     $(30,771,618)

Net income                          -          10,170,488        10,170,488
                       ---------------------------------------------------------

Balance,
December 31, 2002         $14,592,571        $(40,579,463)     $(20,601,130)

[2003 unaudited]

Net loss                            -         (   301,945)      (   301,945)
                       ---------------------------------------------------------

Balance,
 September 30, 2003       $14,592,571        $(40,881,408)     $(20,903,075)
                       =========================================================


                      LOGISTICS MANAGEMENT RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS
                                   [Unaudited]


                                                Nine Months Ended September 30,
                                                 2003                  2002

Cash flows from operating activities
     Net income (loss)                        $(301,945)            $10,101,540

Adjustments to reconcile net
 loss to net cash used
 by operating activities                          1,910                   1,329
Depreciation and amortization expense

Increase (decrease) in Liabilities
  Accrued expenses                                  528                (179,103)
  Accrued interest                               82,831                 612,335
                                                (10,616)            (11,500,000)
                                                -------              -----------
Net liabilities of
 discontinued operations                       (227,292)             (  963,899)
                                                -------              -----------
Cash flows from financing activities

  Net proceeds from related parties             227,292                 988,914
  Reduction of loans payable                          -                 (25,015)
                                                -------              -----------
Net cash provided by financing activities       227,292                 963,899
                                                -------              -----------
Net change in cash                                   --                      --
Cash at beginning of period                          --                      --
                                                -------              -----------
Cash at end of period                          $     --             $        --
                                                =======              ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Accrued interest reclassified to
Convertible Note due to related parties        $ 82,831             $       --
                                                =======              ==========

See notes to financial statements.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The Registrant's operating results for the nine months and three months ended September 30, 2003, and 2002 are not necessarily indicative of the results that may be or were expected for the years ended December 31, 2003, and 2002. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and notes thereto of the Registrant included in its Form 10-KSB for the period ended December 31, 2002.

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

Note 3 - Related Party Transactions

During September 2002, and as previously reported in the Registrant's From 10-KSB Annual Report of the fiscal year ended December 31, 2002, the Registrant consolidated $856,916 previously owed to Brentwood Capital Corp. with an additional $875,000 into a September 27, 2002, 6%, secured convertible promissory note in the aggregate principal amount of $1,731,906 (the "Note"). The additional $875,000 was utilized by the Registrant to fund its September 27, 2002, settlement of the GE Capital Corporation litigation. Brentwood Capital Corp., is a privately owned New York merchant banking corporation that by virtue of the conversion rights to 183,936,812 shares under the Note, may be deemed to be a principal stockholder of the Registrant ("Brentwood"). The Note is payable in 60 equal monthly installments of $33,287 together with 6% interest on the first day of each month commencing December 2002, through November 2007. The Convertible Note is secured by all of the Registrant's assets, and all or any portion of the balance due under the Note may be converted into common shares at any time prior to October 1, 2007, at $.01 per share.

At March 31, 2003, the Registrant was unable to make any of the scheduled payments to Brentwood. Accordingly, and pursuant to a written amendment agreement of even date: (i) the due date of the Note was extended one year to October 1, 2008; (ii) the commencement of principal payments was deferred to December 1, 2003; and (iii) Brentwood forgave the Registrant's obligation to pay interest owed prior to September 27, 2002. The amendment agreement further provided that: (i) all interest due and owing from September 27, 2002, through September 27, 2003, shall be due and payable by the Registrant in one lump sum on October 1, 2003; and (ii) all additional interest shall be due and payable monthly, in arrears commencing on November 1, 2003. On October 1, 2003, the Registrant and Brentwood agreed to extend the terms of the above referenced amendment by an additional six months. Accrued interest applicable to the Note during the three months ended September 30, 2003, was $28,425.

Note 4 - Per Share Results

The common share equivalents associated with the Registrant's issued and outstanding convertible notes and Preferred Stock were not included in computing per share results as their effects were anti-dilutive.


Note 5 - Income Taxes (Benefits)

At December 31, 2002, the Registrant had available approximately $23,000,000 of net operating loss carry-forwards, which expire between December 31, 2008 and December 31, 2021, that may be used to reduce future taxable income.


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

Nine Month Periods Ended September 30, 2003 and 2002:

Revenues. - As a direct result of the Registrant's inability to continue its failing freight transportation services beyond November 2000, the Registrant had no revenues during either the nine month period ended September 30, 2003 ("9M3") or the nine month period ended September 30, 2002 ("9M2"). The Registrant continues working through the restructure of its debt and the mitigation of outstanding litigation.

Expenses and Income Taxes - General and administrative expenses for 9M3 were $301,945 compared to $622,824 for 9M2. This decrease is consistent with the Registrant's strategy of redirecting its focus toward becoming a candidate to acquire or merge with a profitable, privately-held business operation. Accordingly, the Registrant's recurring administrative expenses include: (i)
professional fees (legal and accounting) associated with the resolution of the Registrant's affairs with its former creditors and investors, and the maintenance of its reporting requirements and good standing, (ii) interest on its outstanding convertible note due to Brentwood (commencing on October 1, 2003), (iii) other ancillary expenses, and (iv) the payment of minimum franchise taxes.

Operating Loss - As a result of the foregoing the Registrant experienced a loss from operations of $301,945 for 9M3 compared to a loss of $622,824 for 9M2.

Gain on Settlement - During 9M2 the Registrant realized a $10,724,364 gain upon the settlement of certain claims which arose due to its inability to continue its failing freight transportation services business beyond November 2000. No similar gains were realized during 9M3.

Net Income (Loss) - Accordingly, the Registrant experienced a net loss of $301,945 for 9M3 compared to a net income of $10,101,540 for 9M2. When related to the weighted average number of common shares outstanding during 9M3 and 9M2, per share results were a net loss of $(0.01) compared to net income of $0.23, respectively.

Quarters Ended September 30, 2003 and 2002:

Revenue - As a direct result of the Registrant's inability to continue its failing freight transportation services beyond November 2000, the Registrant had no revenues during either the third quarter ending September 30, 2003 ("3Q3") or the third quarter ended September 30, 2002 ("3Q2"). The Registrant continues working through the restructure of its debt and the mitigation of outstanding litigation.

Expenses and Income Taxes - General and administrative expenses for 3Q3 were $93,053 compared to $443 for 3Q2. This increase is consistent with the Registrant's strategy of redirecting its focus toward becoming a candidate to acquire or merge with a profitable, privately-held business operation. Accordingly, the Registrant's recurring administrative expenses include: (i)
professional fees (legal and accounting) associated with the resolution of the Registrant's affairs with its former creditors and investors, and the maintenance of its reporting requirements and good standing, (ii) interest on its outstanding convertible note due to Brentwood (commencing on October 1, 2003), (iii) other ancillary expenses, and (iv) the payment of minimum franchise taxes.

Operating Loss - As a result of the foregoing the Registrant experienced a loss from operations of $93,053 for 3Q3 compared to a loss of $443 for 3Q2.

Gain on Settlement - During 3Q2 the Registrant realized a $10,667,687 gain upon the settlement of certain claims which arose due to its inability to continue its failing freight transportation services business beyond November 2000. No similar gains were realized during 3Q3.

Net Income (Loss) - Accordingly, the Registrant experienced a net loss of $93,053 for 3Q3 compared to a net income of $10,667,244 for 3Q2. When related to the weighted average number of common shares outstanding during each period, per share results were a net loss of $(0.00) and net income $0.25, for 3Q3 and 3Q2, respectively.

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

                           PART II - OTHER INFORMATION

ITEM 3.  LEGAL PROCEEDINGS

As previously disclosed in the Registrant's Form 10-QSB Quarterly Report for the three months ended March 31, 2003, and the Registrant's Form 10-KSB for the fiscal year ended December 31, 2002, the Registrant is and has been a party to 14 threatened or pending litigation matters. However, and during the three months ended September 30, 2003, no new litigation matter was initiated, and no litigation matter was terminated or materially modified.

As previously disclosed in the Registrant's Form 10-QSB Quarterly Report for the three months ended March 31, 2003, and the Registrant's Form 10-KSB for the fiscal year ended December 31, 2002, the Registrant has been the subject of a first quarter 2002 private investigation by the SEC pertaining to the aborted transaction between the Registrant and Professional Transportation Group, Ltd., a publicly held corporation. During the three months ended September 30, 2003, the Registrant has not received any communication from the SEC concerning this matter. As previously reported, the Registrant has provided documents and members of management have given testimony in connection with the SEC's investigation. Based upon advice of counsel, the Registrant does not believe that it committed any violations of the Federal securities laws, and intends to cooperate fully with the SEC and its staff.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------
(a)  Exhibits:
--------------------------------------------------------------------------------
 15 - Report of Independent Accountants dated November 11, 2003.
 99.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
 99.2 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
(b)  Reports on Form 8-K:  None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGISTICS MANAGEMENT RESOURCES, INC.

Dated:  November 12, 2003

By: /s/_Danny L.  Pixler
Danny L. Pixler, Chief Executive
and Financial Officer, and Director

                                   Exhibit 15


To the Board of Directors and Stockholders of Logistics Management Resources, Inc.

We  have  reviewed  the  accompanying  balance  sheet  of  Logistics  Management
Resources, Inc. as of September 30, 2003, and the related statements of operations, shareholders' equity (impairment), and of cash flows for the nine months and three months ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

/s/ Rosenberg Rich Baker Berman & Company
Bridgewater, New Jersey
November 11, 2003



                                  EXHIBIT 99.1

                      LOGISTICS MANAGEMENT RESOURCES, INC.

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

Dated:  November 12, 2003

/s/     Danny L. Pixler
Chief Executive Officer

----------------------------------------

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

Dated:  November 12, 2003

/s/     Danny L. Pixler
Chief Financial Officer



                                  EXHIBIT 99.2

                      Logistics Management Resources, Inc.;

                      CERTIFICATION PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Edgar Filing.net, Inc. on Form 10-Q for the quarterly period ended September 30, 2003, as filed with the Securities and Exchange Commission on November 12, 2003 (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Logistics Management Resources, Inc.

Dated:  November 12, 2003


/s/     Danny L. Pixler
Chief Executive Officer


Dated:   November 12, 2003


/s/     Danny L. Pixler
Chief Financial Officer


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