Form 10KSB
period 2003-12-31
LOGISTICS MANAGEMENT RESOURCES INC
filed 2004-04-14
CIK 820408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

Commission file number 33-9640-LA

LOGISTICS MANAGEMENT RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	68-0133692 (I.R.S. Employer Identification No.)

10602 Timberwood Circle, Suite # 9, Louisville, KY 40223
(Address of principal executive offices) (Zip Code)

(502) 339-4000
Registrant’s telephone number, including area code:

Securities registered pursuant to section 12 (b) of the Act:   None

Securities registered pursuant to section 12 (g) of the Act:   Common Stock, no par value per share

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment thereto. ☐

Registrant’s revenues for its most recent fiscal year:  $ - 0 -

Market value of common stock held by non-affiliates at March 30, 2004:   $2,771,499

Shares of Common Stock outstanding at March 23, 2003: 54,370,517 shares

Documents incorporated by reference:     None

Transitional Small Business Disclosure Format (check one):  Yes ☒ No ☐

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Logistics Management Resources, Inc. (the “Registrant”) was incorporated in Colorado in January 1987, under the name Northern Dancer, Inc. In September 1998, in a reverse merger business combination, the Registrant acquired all of the issued and outstanding shares of common stock of U.S. Trucking, Inc., a privately owned Nevada corporation ("Trucking") solely in consideration for an aggregate of 15,877,300 shares of the Registrant's common stock, no par value per share. Through wholly owned subsidiaries, Trucking was engaged in providing freight transportation services to large corporations and the operation of a regional truckload carrier specializing in the short to medium haul market segments.

By late 2000, in the face of substantial losses, the Registrant determined it was in its best interest to cease operations of its unprofitable transportation business. Accordingly, on November 30, 2000, four of the Registrant's operating subsidiaries that collectively comprised substantially all of the unprofitable business, filed for Chapter 11 protection in the Bankruptcy Court of the Northern District of Florida. Shortly thereafter and principally as a result of the Registrant's failure to successfully implement a plan of reorganization, the court-appointed Trustee in Bankruptcy converted the case to a Chapter 7 liquidation. Notwithstanding the liquidation of its subsidiaries and the cessation of its transportation business, the Registrant did not seek bankruptcy protection. Rather, the Registrant's management has been working to resolve, through negotiations, the settlement or mitigation of the liabilities occasioned by its failed transportation business. Although there can be no assurance, the Registrant's management believes that it may be eventually in a position to favorably restructure the Registrant through a business combination with a profitable privately owned company.

In February 2001, the Registrant’s Board of Directors and shareholders approved a change of name to Logistics Management Resources, Inc., and a 1 for 100 reverse split of all shares of the Registrant's common stock. The reverse split became effective on February 12, 2001.

The Registrant’s address is 10602 Timberwood Circle, Suite # 9, Louisville, KY 40223, and its telephone and facsimile numbers are (502) 339-4000 and (502) 412-8200, respectively. The Registrant's common stock trades on the OTCBB market under the symbol LMRI. The Registrant's transfer agent is Corporate Stock Transfer, Inc. of Denver, Colorado.

Recent Developments

Proposed Transaction

On November 24, 2003, the Registrant executed a letter of intent to acquire all of the issued and outstanding capital stock of Pacific Express, Inc., a non-affiliated California transportation company ("Pacific") in exchange for shares of the Registrant's common stock, cash and the assumption of certain of Pacific's debt. The Registrant and Pacific did not execute a definitive purchase agreement and have elected not to consummate the proposed transaction.

Interstate University, Inc. Acquisition

     On April 1, 2003, and pursuant to a Stock Purchase Agreement dated February 21, 2003 (the “Agreement”), the Registrant completed the acquisition of virtually all of the issued and outstanding common stock of Interstate University, Inc., a privately owned Kentucky corporation (“Interstate”). Located in Evansville, Indiana, Interstate was engaged in the business of educating and training individuals to drive commercial freightliners. The acquisition was effected through the purchase of ninety-nine percent (99%) of Interstate's issued and outstanding shares of common stock (the “Shares”) from Midwest Merger Management, LLC, a Kentucky limited liability company and principal stockholder of the Registrant (“Midwest”). In consideration for the Shares, the Registrant gave Midwest a 4%, one year promissory note in the principal amount of $200,000 secured by a first lien and security interest in the Shares (the “Note”), and a five year 10% net profit interest in Interstate (the “Interest”).

     The Registrant and Midwest subsequently mutually agreed that Interstate had failed to meet performance criteria set forth in the Agreement, and was likely to continue to do so. Accordingly, on October 28, 2003, the parties executed a Rescission and Release Agreement whereby in consideration for the exchange of general releases and the return of the Note, the Registrant relinquished the Interest and returned the Shares to Midwest.

Settlement with GE Capital Corporation

GE Capital Corporation (“GE”) commenced an action against the Registrant on October 1, 2002 in the U.S. District Court for the Western District of Kentucky, Louisville Division, seeking recovery of more than $22,000,000, and alleging a breach of the Registrant’s obligations under a Restructuring Agreement executed by GE, the Registrant, its subsidiaries and certain affiliates on November 28, 2000. The agreement between the Registrant and GE related to the restructuring of certain obligations to GE in connection with its revolving line of credit and an equipment loan. By agreement dated September 27, 2003, the parties settled all underlying obligations in consideration of an $875,000 payment arranged for by the defendants and the exchange of mutual general releases.

Convertible Financing

On September 27, 2003, and pursuant to a 6% secured, convertible promissory note due on October 1, 2007 (the "Convertible Note"), the Registrant consolidated $856,916 (including $10,096 in legal costs) previously borrowed from Brentwood Capital Corp., a non-affiliated New York corporation ("Brentwood"), and proceeded to borrow another $875,000 from Brentwood to fund the settlement with GE. The resulting $1,731,906 Convertible Note is payable in 60 equal installments of $33,287 together with interest computed at 6% per annum on the outstanding balance, on the first day of each month commencing on December 1, 2003, and terminating on November 1, 2007.

     At any time prior to October 1, 2007, and on five days prior written notice, Brentwood may convert all or any portion of the outstanding principal and interest due under the Note into shares of the Registrant’s Common Stock, no par value per share, at the rate of $0.01 per share (the "Conversion Shares"). At December 31, 2003, the Registrant had been unable to make any of the scheduled payments to Brentwood, and accordingly owed $1,923,814 in principal and accrued interest pursuant to the Convertible Note. Based upon the conversion price of $.01 per share, which represented 100% of the average closing prices for the Registrant’s common stock on the OTCBB for the 20 trading days preceding the date of the Convertible Note, Brentwood would be entitled to convert its note into a maximum of 192,381,436 shares at December 31, 2003.

     As of the date of the Note, only 22,823,267 common shares were available for conversion requiring the Registrant to file a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State for the State of Colorado to make available a sufficient number of shares for all existing conversion rights and any future capital needs. Pursuant to the terms of the Convertible Note, the Registrant has covenanted and agreed to promptly undertake an amendment to its Certificate of Incorporation to increase its authorized common stock from 75,000,000 to 500,000,000 shares. The Convertible Note is secured by a first lien and security interest in all of the Registrant’s assets.

Disposition of Transportation Business

In connection with obtaining Brentwood’s agreement on September 27, 2003, to advance the Registrant the $875,000 required by the GE settlement, the Registrant agreed to convey 100% of its ownership interest in its terminated freight transportation business to Brentwood in exchange for Brentwood’s forgiveness of all interest accrued and due on the $856,905.70 previously owed Brentwood by the Registrant. Accordingly, on December 30, 2003, the Registrant sold and delivered to Brentwood: (i) a certificate representing an aggregate of 200 shares of common stock, no par value, of LMRI Resolution Corp., a New York corporation wholly owned by the Registrant (the “Resolution Shares”), and (ii) certificates representing all of the issued and outstanding shares of capital stock of the following seven wholly owned subsidiaries of Resolution: Prostar, Inc., Gulf Northern Transport, Inc., Mencor, Inc., UST Logistics, Inc., Maverick Truck Brokerage, Inc., U.S. Trucking, Inc. and Trans-logistics, Inc. (collectively the “Resolution Subsidiaries”) representing Resolution’s principal holdings. The sale and transfer of the Resolution Shares was made subject to any adverse claims, judgments or other encumbrances arising out of or attendant upon the filing by four of the Subsidiaries in the United States Bankruptcy Court for the Middle District of Florida, Jacksonville Division, Case Nos. 00-0924-3F7 through 00-09227-3F7.

Additional Director

In February 2003, Mr. Pixler appointed Anthony R. Russo to the Registrant’s board of directors in contemplation of Messrs. Pixler's and Russo's joint efforts to reorganize the Registrant’s affairs and prepare it to target and negotiate a business combination with a profitable, privately-held business. While both Mr. Pixler and Mr. Russo have considerable business experience with respect to corporate reorganization and the integration of business operations, there can be no assurance that their efforts will be effective or successful in redirecting the Registrant’s affairs.

Business of the Registrant

Since ceasing its freight transportation services business on November 30, 2000, followed by its December 30, 2003, disposition of its ownership interest therein, the Registrant has not had any revenue from operations. During this period, the Registrant has principally been engaged in seeking to resolve the claims of its creditors. More recently, the Registrant’s management has begun to explore the possibility of seeking a business combination with a profitable privately owned company. Accordingly, and despite the fact that management does not consider the Registrant to be a development stage company, it is possible that the Registrant could be considered to be a blank check company. As defined in Section 7(b)(3) of the Securities Act of 1933, as amended (the “Securities Act”), a "blank check" company is an entity that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing "penny stock" securities as defined in Rule 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.

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

Conflicts of Interest - General. Both Messrs. Pixler and Russo, the Registrant's two Directors, participate in other business ventures which may compete directly with the Registrant. Although none are anticipated, conflicts of interest and non-arms length transactions may also arise in the future. Management does not anticipate that the Registrant will seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest. See "ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act".

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

Taxation. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Registrant may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Registrant intends to structure any business combination so as to minimize the federal and state tax consequences to both the Registrant and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-

free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction or their respective shareholders.

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

The Registrant is Economically Dependent upon Its Principal Common and Preferred

Stockholder and its Noteholder. Midwest is the record and beneficial owner of approximately 12% of the Registrant's presently issued and outstanding common stock. Midwest is also the record and beneficial owner of 999,000 shares of the Registrant's Series A Preferred Stock that have the voting rights of 9,990,000 shares of the Registrant's common stock; and 50,000 shares of the Registrant's Series C Preferred Stock that have the voting rights of 5,000,000 shares of the Registrant's common stock. Accordingly, Midwest may be deemed to own and control 19.5% of the Registrant. Brentwood has the right to convert the unpaid principal and accrued interest of its $1,731,906, 6% secured, convertible promissory note due on October 1, 2007, into 192,381,436 shares (at December 31, 2003) of the Registrant’s Common Stock, no par value per share. Accordingly, the Registrant is entirely dependent upon:(1) Midwest providing the Registrant with office facilities and management services on favorable terms; (2) the willingness of Brentwood to fund virtually all of the Registrant's settlements with its creditors; and (3) the Registrant's successful business combination with a profitable operating company. The future of the Registrant is entirely dependent on management's ability to secure a business combination partner with established profitable operations. In the opinion of management, the Registrant would experience material difficulty in replacing Midwest and/or Brentwood.

ITEM 2. DESCRIPTION OF PROPERTY

The Registrant occupies approximately 600 square feet of office space located at 10602 Timberwood Circle, Suite # 9, Louisville, KY 40223, that is provided rent free on a month-to-month basis from Midwest. The Registrant’s current office facilities are adequate for its present needs, and management expects that the Registrant will continue this arrangement until the completion of an acquisition or merger.

ITEM 3. LEGAL PROCEEDINGS

The Registrant is a party to certain threatened or pending litigation matters, the status of which has changed during the year ended December 31, 2003 as follows:

Allstates World Cargo filed suit against the Registrant and its chairman for $678,000. The suit claims the Registrant and its chairman defaulted on certain business guarantees related to the acquisition of Trans-Logistics as of January 1, 2002. The Registrant and the chairman filed an answer in this matter on or about August 2002. Recently, this action was settled among all of the parties. The terms of settlement included a judgment by consent as against the Registrant in the amount of $728,242, inclusive of interest and costs and subject to further offset for payments made on behalf of the defendant officer. The Parties have restructured their settlement agreement to provide for the satisfaction of the entire judgment in the amount of $165,000.

Sandra Sherman sued the Registrant in the Iowa District Court, Des Moines County Iowa for unspecified damages for claims relating to Ms. Sherman’s participation in the Registrant’s bankrupt subsidiary, Gulf Northern Transport’s health care plan. The claims relating to unpaid benefits are believed to amount to approximately $50,000. On November 19, 2003, the parties settled all underlying obligations in consideration of a $7,500 payment arranged for by the Registrant, and Ms. Sherman executed a release in favor of the Registrant.

First Insurance Funding Corporation filed suit against the Registrant in Circuit Court of Cook County Illinois on February 19, 2003 in connection with a settlement the Registrant had allegedly entered into with respect to payments allegedly owed First Insurance by the Registrant and certain other parties in an insurance premium finance arrangement. The amount claimed due under the promissory note entered into in connection with the agreement is $123,000. The Registrant has reached a settlement with the plaintiff, and the action was withdrawn without prejudice in November 2003.

The financial statements of the Registrant reflect an estimated liability of $4,425,657 and $4,601,504 with respect to all of its threatened or pending litigation claims at December 31, 2003 and 2002, respectively.

During the first quarter of 2002, the Registrant was notified that the Securities and Exchange Commission (the “SEC”) initiated a private investigation pertaining to the aborted transaction between the Registrant and Professional Transportation Group, Ltd., a publicly held corporation. According to the Order Directing Private Investigation and Designating Officers to Take Testimony, the SEC is investigating whether there were any violations of the Federal securities laws, including Sections 5(a), 5(c) and 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)(2) and 13(b)(5) of the Securities Exchange Act of 1934. The Registrant has provided documents and members of management have given testimony in connection with the SEC’s investigation. Based upon advice of counsel, the Registrant does not believe that it committed any violations of the Federal securities laws, and intends to cooperate fully with the SEC and its staff.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Neither during the fourth quarter of the fiscal year ended December 31, 2003, nor at any time since 1997, did the Registrant conduct an Annual Meeting of its stockholders pursuant to definitive proxy materials under Regulation 14A under the Exchange Act, or otherwise.

PART II

ITEM 5.

MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.

Since approximately December 1999, the Registrant's common stock, its only class of trading securities, has been quoted in the OTCBB under the symbol LMRI. The following table sets forth the range of high and low bid price information for the common stock for each fiscal quarter for the past two fiscal years. High and low bid quotations represent prices between dealers without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The following quotations have been adjusted for a one for 100 reverse split of the Registrant's common stock on February 12, 2002.

Quarter End	Low Bid	High Bid

December 31, 2003	$0.02	$0.03
September 30, 2003	0.01	0.02
June 30, 2003	0.01	0.03
March 31, 2003	0.02	0.06

December 31, 2002	0.03	0.11
September 30, 2002	0.03	0.28
June 30, 2002	0.18	1.95
March 31, 2002	0.07	0.29

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

In recent years, the stock market has experienced extreme price and volume fluctuations that have had a substantial effect on the market prices for many small and emerging growth companies such as the Registrant, which may be unrelated to the operating performances of the specific companies. Some companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If the Registrant became the object of securities class action litigation, it could result in substantial costs and a diversion of its management’s attention and resources and have an adverse effect on the Registrant's ability to consummate a business combination. In addition, holders of shares of the Registrant's common stock could suffer substantial losses as a result of fluctuations and declines in the market price of the Registrant's common stock.

The trading of shares of the Registrant's common stock is subject to limitations set forth in Rule 15g-9 of the Exchange Act. This rule imposes sales practice requirements on broker-dealers who sell so-called “penny stocks” to persons other than established customers, accredited investors or institutional investors. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer: (i) approve a person's account for transactions in penny stocks; and (ii) receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

(b) Holders

As of December 31, 2003, the approximate number of holders of record of shares of the Registrant's Common Stock, no par value per share, the Registrant's only class of trading securities, was believed by management to be as follows:

Title of Class	Number of Record Holders
Common Stock, no par value	410

Management believes there are many shareholders whose securities are held in street name with various brokerage houses. The exact number of shareholders is unknown to the Registrant.

(c) Dividends.

The Registrant has paid no dividends during the fiscal years ended December 31, 2002 and 2003. Other than the requirements of the General Corporation Law of the State of Colorado that dividends be paid out of capital surplus only and that the declaration and payment of a dividend not render the Registrant insolvent, there are no restrictions on the Registrant's present or future ability to pay dividends.

The payment by the Registrant of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the

Registrant's earnings, its capital requirements, and its financial conditions, as well as other relevant factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

On November 30, 2000, the Registrant discontinued its freight transportation services operations and disposed of 100% of its ownership interest therein on December 30, 2003. As a result, the Registrant did not report any revenues or direct expenses in 2002 and 2003. The Registrant’s management continued to dedicate substantial efforts to resolving the claims of its creditors during 2002. By January 1, 2003, the Registrant's general and administrative expenses had been paired to those attributable to its reporting obligations under the Exchange Act, its tax and good standing obligations to the States of Colorado and Kentucky, and the payment of transfer agent fees and incidental overhead expenses associated with searching for a business combination candidate. During this period, the Registrant's general and administrative activities and office facilities were provided by Midwest without reimbursement therefore.

The Registrant did not conduct any research and development or selling and marketing activities in the fiscal year ended December 31, 2003. The Registrant's principal activity is seeking a profitable privately owned business with which to enter into a business combination with the assistance of Brentwood.

Loss from Operations

During the fiscal year ended December 31, 2003 ("2003"), the Registrant reported a loss from operations of $669,998 compared to $630,425 for the fiscal year ended December 31, 2002 ("2002"). The increase was principally attributable to the net effect of (i) the elimination of substantially all of the Registrant's general and administrative expenses, including interest accruals, consistent with cessation of its failed transportation services business, and (ii) the increased management and professional services associated with mitigating the claims against the Registrant in contemplation of its redirection. The Registrant does not anticipate sales of any products or service in the foreseeable future other than those of a potential merger partner.

Gain (Loss) from Discontinued Operation

The gains from discontinued operation of $3,928,940 in 2003 and $10,800,913 in 2002 are entirely attributable to the continued efforts of the Registrant in the settlement and cancellation of the claims of the creditors of its former operating business. Divestiture of the failed freight transportation business left the Registrant without material assets or capital resources, and a significant amount unresolved claims of operating creditors. Accordingly, during the last three fiscal years ended December 31, 2003, the continued economic viability of the Registrant was entirely dependent upon:(1) Midwest providing the Registrant with office facilities and management services on favorable terms; (2) the willingness of Brentwood to fund virtually all of the Registrant's settlements with its creditors; and (3) the Registrant's successful business combination with a profitable operating company.  The future of the Registrant is entirely dependent on new management's ability to secure a business combination partner or establish profitable operations.

Financial Condition

In December 2003, the Registrant disposed of 100% of its ownership interest in the freight transportation services business having changed its direction to searching for a business combination partner. At December 31, 2003, the Registrant did not have any significant cash or assets. The Registrant’s current liabilities of $17,102,188 as of December 31, 2003, represented a decrease from its current liabilities at December 31, 2002 of $20,606,497. The decrease was entirely attributable to management’s efforts in resolving the claims of the Registrant's creditors. These efforts coupled with the reduced professional fees and expenses incurred during 2003, are consistent steps in preparing the Registrant for attracting a merger partner.

The Registrant is authorized to issue up to 75,000,000 shares of its Common Stock; and 10,000,000 shares of Preferred Stock, $.001 par value per share. As of December 31, 2003, there were 54,785,438 shares of the Registrant's Common Stock and 1,454,250 shares of preferred stock issued and outstanding. In connection with the convertible note executed in September 2003, the Registrant has agreed to cause its shareholders to approve an amendment of its Certificate of Incorporation increasing the Registrant's authorized common stock capitalization to 500,000,000 shares.

Capital Expenditures

The Registrant did not have any material commitments for capital expenditures at December 31, 2003 or 2002.

Effects of Inflation

The Registrant believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Registrant's financial position or operating results.

Forward Looking Statements

This report includes “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be considered “forward looking statements”. Such statements are included, among other places in this registration statement, in the sections entitled “Management’s Discussion and Analysis or Plan of Operation,” “Description of Business” and “Description of Property.” Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated. Although we believe that the expectations reflected in such forward-looking statements are reasonable, the Registrant can give no assurance that such expectations will prove to have been correct.

Independent Auditors’ Report

To the Board of Directors and Stockholders of Logistics Management Resources, Inc.

We have audited the accompanying balance sheets of Logistics Management Resources, Inc. as of December 31, 2003 and 2002 and the related statements of operations, stockholders’ equity (impairment) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logistics Management Resources, Inc. as of December 31, 2003 and 2002 and the results of its operations, cash flows and changes in stockholders’ equity (impairment) for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11 of the notes to the financial statements, the Company incurred an accumulated deficit of $37,320,521 through December 31, 2003, and as of December 31, 2003 had a working capital deficiency of $17,342,188. The Company’s ability to generate sufficient proceeds from prospective operations or debt or equity arrangements is uncertain. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
March 25, 2004

	Year Ended December 31, 2003	Year Ended December 31, 2002
Continuing Operations:		
Net Revenue	$ --	$ --
Operating Expenses:		
General and administrative	553,369	16,761
Depreciation and amortization	5,367	1,329
Interest expense	111,262	612,335
Total Operating Expenses	669,998	630,425
Operating Loss Before Discontinued Operation	(669,998)	(630,425)
Discontinued Operation:		
Gain on disposal of discontinued operation, net of income tax provision (benefit) of $0 and $0, respectively	3,928,940	10,800,913
Net income	$ 3,258,942	$ 10,170,488
Income (Loss) Per Common Share - Basic		
Loss from continuing operations	$ (0.01)	$ (0.01)
Gain from discontinued operation	0.07	0.20
Net income per share	$ 0.06	$ 0.19
Income (Loss) Per Common Share – Fully Diluted		
Loss from continuing operations	$ (0.00)	$ (0.01)
Gain from discontinued operation	0.02	0.10
Net income per share	$ 0.02	$ 0.09
Weighted Average Common Shares Outstanding - Basic	54,370,517	54, 370,517
Weighted Average Common Shares Outstanding – Fully Diluted	155,057,018	109,360,517

See notes to the financial statements.

18

Logistics Management Resources, Inc.
F.T.A. U.S. Trucking, Inc.
Statements of Stockholders' Equity (Impairment)

	Preferred Stock Series A Shs	Preferred Stock Series A Amt	Preferred Stock Series B Shs	Preferred Stock Series B Amt	Preferred Stock Series C Shs	Preferred Stock Series C Amt	Preferred Stock Series D Shs	Preferred Stock Series D Amt	Preferred Stock Series E Shs	Preferred Stock Series E Amt	Common Stock Shs	Common Stock Amt	Additional Paid In Capital	Accumulated (Deficit)	Stockholders' Equity (Impairment)
Balance, January 1, 2002	999,000	$762	2,000	$2,000,000	450,000	$135,000	950	$950,000	2,300	$2,300,000	54,370,517	$ -	$14,592,571	$ (50,749,951)	$(30,771,618)
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	10,170,488	10,170,488
Balance, December 31, 2002	999,000	$ 762	2,000	$2,000,000	450,000	$135,000	950	$950,000	2,300	$2,300,000	54,370,517	$ -	$ 14,592,571	$ (40,579,463)	$ (20,601,130)
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	3,258,942	3,258,942
Balance, December 31, 2003	999,000	$ 762	2,000	$2,000,000	450,000	$135,000	950	$950,000	2,300	$2,300,000	54,370,517	$ -	$ 14,592,571	$ (37,320,521)	$(17,342,188)

See notes to the financial statements.

Logistics Management Resources, Inc.

     F.T.A. U.S. Trucking, Inc. Notes to the Financial Statements

Note 1 - General and Summary of Significant Accounting Policies

(A) Nature of Business. Logistics Management Resources, Inc. (the "Registrant"), formerly U. S. Trucking, Inc. was incorporated in Colorado under the name Northern Dancer, Inc. in January, 1987 for the purpose of acquiring an operating business. It completed a small public offering in 1988. In September, 1998 it completed a reverse acquisition of Logistics Management Resources, Inc., formerly U. S. Trucking, Inc., a Nevada corporation that had two operating subsidiaries it had acquired in early 1997. The Company’s corporate headquarters are located in Louisville, KY.

On November 30, 2000 all four of the Registrant’s operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U. S. Bankruptcy Code. These filings were subsequently converted to Chapter 7. The Registrant is presently attempting to restructure its liabilities, and to identify and enter into a business combination with a profitable privately owned business.

(B) Basis of Presentation. The accompanying balance sheet and related statements of operations, stockholders’ equity (impairment) and cash flows at and for the years ended December 31, 2003 and 2002, include the financial activities of the Registrant. Financial activities of former subsidiaries are included in discontinued operation.

(C) Earnings Per Share. Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Fully diluted per share results were computed by increasing the weighted average number of common shares outstanding during each year by the common share equivalents of all applicable preferred stock, convertible notes, and options to purchase common shares.

(D) Income Taxes.

The Registrant utilizes Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those temporary differences that have future tax consequences using the current enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. In some situations, SFAS 109 permits the recognition of expected benefits of utilizing net operating loss and tax credit carry-forwards. Valuation allowances are established based upon management’s estimate, if necessary. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

(E) Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(F) Property and Equipment. The cost of office equipment is depreciated for financial statement purposes on a straight line basis over 5-7 years. Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred.

Note 2 – Fair Value of Financial Instruments

The Registrant’s material financial instruments for which disclosure of estimated fair value is required by certain accounting standards at December 31, 2003 and 2002, consist of Loans Payable, Convertible Debentures, and Net Liabilities of Discontinued Operation. In the opinion of management, such items are carried at values that approximate fair value.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statements. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect such estimates.

Note 3 - Equipment

Equipment at cost, less accumulated depreciation, consists of the following at December 31:

	2003	2002

Office equipment	$8,859	$8,859
Less accumulated depreciation	8,859	3,492

Total	$—	$5,367

Depreciation expense charged to operations was $5,367 and $1,329 in 2003 and 2002 respectively.

Note 4 - Discontinued Operation and Net Liabilities of Discontinued Operation

On November 30, 2000, the Registrant’s four operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The Registrant is liable as a guarantor on certain indebtedness of its former subsidiaries.

The gains on the disposal of the discontinued operation are $3,928,940 and $10,800,913 in 2003 and 2002, respectively, (net of income tax benefit of $0 in both years), and represent the settlement of obligations of its former operating subsidiaries.

The Registrant is liable for obligations as to which it is a primary or secondary guarantor relating to its former subsidiaries which have been discontinued. Resultant estimated guaranteed obligations amount to $4,440,657 and $4,601,504 at December 31, 2003 and 2002, respectively.

Note 5 - Income Taxes

For the years ended December 31, 2003 and 2002 the Registrant has no income tax provision or benefit.

The Registrant’s total deferred tax asset and valuation allowance are as follows at December 31:

	2003	2002

Total deferred tax asset	$13,800,000	$12,600,000
Less valuation allowance	13,800,000	12,600,000

Net deferred tax asset	$—	$—

At December 31, 2003, the Registrant has available approximately $37,000,000 of net operating loss carryforwards which may be used to reduce future federal and state taxable income and expire between December 31, 2008 and December 31, 2021.

The reconciliation of income tax computed at the U. S. Federal statutory rates to income tax expense is as follows:

	December 31,

	2003	2002

Tax at US statutory rate	34%	34%
Other reconciling items and valuation allowance	(34%)	(34%)

Income tax provision	0%	0%

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

Series B Convertible Preferred Stock - During 1999, the Registrant sold $2,000,000 of Series B Convertible Preferred Stock and issued 2,000 shares. The Registrant incurred $185,000 of issuance costs that were deducted from additional paid-in capital. Shares of Series B Convertible Preferred Stock are convertible into shares of Common Stock based upon the stated value of $1,000 per share of Preferred Stock divided by the conversion price on the date of conversion. Holders of Series B Convertible Preferred Stock may elect to convert their shares commencing on the earlier of October 28, 1999 or the occurrence of any merger, tender offer, or redemption event. The conversion price is equal to 90% of the average closing bid price for the ten consecutive trading days immediately preceding the conversion date, not to exceed $2.59 per share. Holders of Series B Preferred Stock are entitled to receive a dividend of 12% annually. No dividends have been declared from issuance through December 31, 2003. There are also provisions in the security, which allow the holders to redeem their shares upon the occurrence of certain events including the inability of the Registrant to issue free trading common stock to the holders because the shares have not been registered under the Securities Act. The Series B shareholders have no voting rights.

Series C Convertible Preferred Stock - During 1999, the Registrant issued 50,000 shares of Series C Convertible Preferred Stock to existing related party shareholders in exchange for their guaranteeing the Registrant’s debt incurred under the revolving credit agreement. The shares were valued for financial statement purposes at $.30 per share. During 2000 the Registrant also issued 200,000 shares of Series C Preferred Stock to each of Danny L. Pixler, the Registrant's Chief Executive and Financial Officer, and the Huff Grandchildrens' Trust in consideration of those parties' guaranties with respect to in excess of $13,000,000 of debt obligations of the Registrant or its affiliates. Each Series C share carries 100 votes per share on all matters submitted to a vote of stockholders, but otherwise carries no rights to dividends or other distributions. The holders of Series C Preferred Stock have no liquidation rights and no rights to dividends. The Series C Preferred Stock is not redeemable.

Series D Convertible Preferred Stock - During 1999, the Registrant sold $950,000 of Series D Convertible Preferred shares and issued 950 shares. The Registrant incurred $150,000 of issuance costs that were deducted from additional paid-in capital. Shares of Series D Convertible Preferred Stock are convertible into shares of common stock based on the stated value of $1,000 per share of preferred stock divided by the Fixed Conversion Price of $2.59 per share, subject to adjustment. Holders of the Series D Convertible Preferred Stock may elect to convert their shares commencing the earlier of January 8, 2000 or the occurrence of a merger, tender offer, or redemption event. Holders of Series D Convertible Preferred Stock are entitled to receive a dividend of 12% annually. No dividends have been declared from issuance through December 31, 2003. In addition, the holders of Series D Convertible Preferred Stock have no voting rights.

Series E Convertible Preferred Stock - During 1999, the Registrant sold $2,300,000 of Series E Convertible Preferred Stock and issued 2,300 shares. The Registrant incurred $282,900 of issuance costs that were deducted from additional paid-in capital. Shares of Series E Convertible Preferred Stock are convertible into shares of Common Stock based upon the stated value of $1,000 per share of preferred stock divided by the Fixed Conversion Price of $3.18 per share, subject to adjustment. Holders of the Series E Convertible Preferred Stock may elect to convert their shares commencing on the earlier of March 9, 2000, or the occurrence of a merger, tender offer, or redemption event. Series E Convertible Preferred Stock has no voting rights and are entitled to receive a dividend of 12% annually. No dividends have been declared from issuance through December 31, 2003.

Note 7 – Loans Payable

These borrowings, which consist of four separate notes, are in default. Effective March 31, 2002 the Company ceased accruing interest thereon in contemplation of compromising the total amount due to each creditor.

Note 8 – Convertible Debentures

These obligations were issued in February 2002, and are presently in default. Effective March 31, 2002 the Company ceased accruing interest thereon in contemplation of compromising the total amount due.

The holders of the debentures are entitled, at their option, to convert at any time, all or any portion of the principal of the debentures. The price per share of the Common Stock into which the debentures are convertible can be no lower than $1.50 per common share.

NOTE 9 - Common Stock

The Registrant is authorized to issue 75,000,000 common shares, no par value. Effective February 12, 2001, the Registrant’s stockholders approved a 100 for 1 reverse split of its shares.

On September 27, 2002, the Registrant executed a 6% Secured Convertible Note in the amount of $1,731,906 the entire balance of which is convertible into common shares at $.01 per share. The Registrant amended its Certificate of Incorporation to increase the common shares authorized for issuance to 300,000,000. At December 31, 2003, the principal and accrued interest owed by the Registrant pursuant to the terms of the Secured Convertible Note was $1,923,814, which if converted by Brentwood, a related party, would result in the issuance of 192,381,436 additional common shares.

Note 10 -Related Party Transactions

Amounts due to related parties at December 31, 2003, consist of amounts borrowed by the Registrant from certain stockholders and their affiliates. Amounts outstanding bear no interest and repayment is expected in the short term, if cash flows are available. In June 2000, the Registrant issued 450,000 shares of Series C Preferred Stock to a majority stockholder [who] in exchange for the guarantees of the Registrant to certain lines of credit. The guaranty was valued at $135,000 or $.30 per share of Series C Preferred Stock. See Note 6.

Note 11 - Going Concern

The Registrant’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Registrant has incurred an accumulated deficit of $37,320,521 through December 31, 2003. In addition, at December 31, 2003, the Registrant had a working capital deficiency of $17,342,188. As discussed at Note 1, on November 30, 2000, the Registrant’s operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 and currently converted to Chapter 7 of the Bankruptcy Code and, as described at Note 4, the Registrant is liable as a guarantor on certain indebtedness of its former subsidiaries.

The Registrant’s ability to generate sufficient proceeds from prospective operations, debt or equity placements is uncertain. The financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern. Management is continuing its efforts to arrange for the placement of sufficient debt or equity to alleviate the above described conditions.

Note 12 - Commitments and Contingencies

Operating Leases: The corporate headquarters lease in Louisville, Kentucky covers a 1,600 square foot office space for $2,100 a month through 2002. This obligation has been assumed, pursuant to a subleasing arrangement, with a related party.

Indemnity Agreements: The Registrant’s President and two other guarantors of the Registrant’s obligations have provided guarantees of certain obligations of the Registrant and its former subsidiaries. As a result, on January 30, 1997, and as renewed on May 3, 1999, the Registrant entered into an Indemnity Agreement with these three parties, to hold them harmless against any loss or liability related to or arising from the Registrant and its former subsidiaries.

Note 13 - Stock Option Plan

The Registrant’s stock option plan, implemented in 1998, is accounted for under Statement of Financial Accounting Standards, SFAS 123, Accounting for Stock-Based Compensation. Under SFAS 123, the compensation cost of the issuance of stock options is measured at the grant date based on the fair value of the award. Compensation is then recognized over the service period that is generally the vesting period.

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

The Committee approved the issuance of options to purchase 2,000,000 shares of the common stock of the Registrant to various employees and advisors for an exercise price of $.30 per share for a total exercise price of $600,000. Included below are options granted to the President and other key employees to purchase a total of 500,000 shares of common stock at $3.00 per share.

	Options	Weighted Average	Warrants	Weighted Average

Securities Outstanding January 1, 1999	2,000,000	$0.30	1,622,298	$—
Securities Granted	500,000	3.00	—	2.72
Securities Exercised	(1,759,870)	0.26	—	—
Securities Cancelled	—	—	—	—

Securities Outstanding December 31, 1999	740,130	$2.12	1,622,298	$2.72

There were no stock option plan activity since December 2001.

Note 14 - Rescinded Transaction

     On April 1, 2003, the Registrant completed the acquisition from Midwest Merger Management, LLC, a Kentucky limited liability company (“Midwest”) of 99% of the issued and outstanding common stock of Interstate University, Inc., a privately owned Kentucky corporation then engaged in the business of educating and training individuals to drive commercial freight liners (“Interstate”). The Registrant gave Midwest a 4%, one year promissory note in the principal amount of $200,000 secured by a first lien and security interest in the shares and a five year 10% net profit interest in Interstate.

The Registrant and Midwest subsequently mutually agreed that Interstate had failed to meet performance criteria set forth in the Agreement, and was likely to continue to do so. Accordingly, on October 28, 2003, the parties executed a Rescission and Release Agreement whereby in consideration of the exchange of general releases and the return of the Note, the Registrant relinquished its interest in Interstate and returned its shares to Midwest.

Note 15 – New Accounting Pronouncements

In April 2003, the FASB issued SFAS Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designed after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this Statement is not expected to have a significant impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this Statement is not expected to have a significant impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46,” Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the entity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company’s results of operations or financial position.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A.   CONTROLS AND PROCEDURES

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

Business Experience

Danny L. Pixler has served as the Registrant's CEO, CFO and director since September 1998. Simultaneously therewith and since August 2002, Mr. Pixler has been the CEO and chairman of the Board of Directors of Certified Services, Inc. a publicly owned and traded Nevada corporation with a class of securities registered pursuant to Section 12(g) of the Exchange Act. Certified Services, Inc. is a Fort Lauderdale based holding company engaged in the acquisition and management of professional employer organizations. Simultaneously therewith and since March 2003, Mr. Pixler has served as a director of Momentum Holdings Corporation, a publicly owned and traded Delaware corporation with a class of securities registered pursuant to Section 12(g) of the Exchange Act. Prior thereto from 1993 to 1994, Mr. Pixler served as President of Joseph Land Group, a South Carolina based transportation services company with annual sales of approximately $130 million. Prior thereto from 1989 through 1992, Mr. Pixler served as President of Apple Lines, Inc., a South Dakota based truckload refrigerated carrier with annual revenues exceeding $16 million. Prior thereto from 1983 until 1988, Mr. Pixler served as Executive Vice President and General Manager of DFC Transportation, a wholly owned subsidiary of Dean Foods, Inc. with annualized sales of approximately $60 million.

Anthony R. Russo, has served as a director of the Registrant since February 2003. Simultaneously therewith since September 1999, Mr. Russo has served as CEO, CFO, and director of Amici Ventures, Inc., an inactive publicly owned New York corporation with a class of securities registered pursuant to Section 15(d) of the Exchange Act. From March 2000 to August 2003, Mr. Russo served as CFO and a director of Momentum Holdings Corporation, a publicly owned and traded Delaware corporation with a class of securities registered pursuant to Section 12(g) of the Exchange Act. In March 2003, Mr. Russo was elected CEO of Momentum Holdings Corporation. Simultaneously therewith since August 2003, Mr. Russo has served as CEO, CFO, and director of Edgar Filing.net, Inc., an inactive publicly owned and traded Nevada corporation with a class of securities registered pursuant to Section 12(g) of the Exchange Act. Simultaneously therewith and from August 2002 until his resignation in December 2003, Mr. Russo served as CFO and director (since April 2002) of Certified Services, Inc. a publicly owned and traded Nevada corporation with a class of securities registered pursuant to Section 12(g) of the Exchange Act. Certified Services, Inc. is a Fort Lauderdale based holding company engaged in the acquisition and management of professional employer organizations. Prior thereto since 1990, Mr. Russo served as co-founder, CEO, and director of Cartilage Technologies, Inc., a privately owned manufacturer of dietary supplements headquartered in Elmsford, NY. Prior thereto since 1971, he served as CEO, CFO and director of Sherwood Corporation, a publicly owned financial services firm in New York City. In his capacity as CEO, Mr. Russo often served as a member of the board of directors of several small and emerging companies including Lloyds Electronics, Inc. (AMEX: LLYD) where he chaired the Audit Committee and served on the Executive Committee from 1980 to 1985. Prior thereto since 1966, he was a member of the audit staff of Arthur Andersen LLP in New York City. Mr. Russo received a BBA in accountancy practice from Pace University in 1967, was licensed as a CPA by the State of New York in 1969, and received a MA in Business and Policy from the State University of New York at Saratoga Springs in 2001. Mr. Russo has been a member of the American and New York Associations of CPA’s since 1969; and a member of the National Association of Corporate Directors since 1998.

Directorship

Except as disclosed in this Item, each director of the Registrant has indicated to the Registrant that he is not presently a director in any other Registrant with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such act or any investment company registered under the Investment Company Act of 1940.

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

ITEM 10. EXECUTIVE COMPENSATION.

(a) General

(1) through (7) All Compensation Covered. During the three fiscal years ended December 31, 2003, the aggregate compensation paid to, accrued or set aside for any executive officer or director of the Registrant was $111,394, $120,000 and $120,000, respectively.

(b) Summary Compensation Table.

(1) Mr. Pixler, co-founder of the Registrant, was previously granted options to purchase 250,000 common shares at an exercise price of $0.30, which expire in April 2004.

(2) No additional payments were made to our officers and directors for the two years ending December 31, 2003.

(3) Represents a $500 per month car allowance.

(c) Option/SAR Grant Table.

During the fiscal year ended December 31, 2003, the Registrant made no grants of stock options or freestanding SAR's to any executive officer or director of the Registrant.

(d) Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.

During the three fiscal years ended December 31, 2003, no stock options or freestanding SAR's were exercised by any executive officer or director of the Registrant.

(e) Long-Term Incentive Plan ("LTIP") Awards Table.

During the three fiscal years ended December 31, 2003, the Registrant made no LTIP awards.

(f) Compensation of Directors.

(1) and (2). During the three fiscal years ended December 31, 2003, no director of the Registrant received any compensation pursuant to any standard or other arrangement.

(g) Employment Contracts and Termination of Employment, and Change in Control Arrangements.

(1) and (2).  On September 2, 1998, the Registrant entered into a five year employment with Danny L. Pixler as the Registrant's Chief Executive and Financial Officer. The agreement provides for an annual base salary of $105,000 with annual increases of not less than 3% per year together with health insurance coverage for Mr. Pixler and his dependents. On October 1, 2003, the Registrant and Mr. Pixler agreed to terminate his employment agreement. Except for the foregoing, no executive officer of the Registrant was employed pursuant to the terms of an employment agreement with the Registrant. No changes in control of the Registrant took place during the fiscal year ended December 31, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owner. The information is furnished as of December 31, 2003, as to the number of shares of the Registrant's Common Stock, no par value per share, owned beneficially, or known by the Registrant to own beneficially, more than 5% of any class of such security:

(1) Based upon the equivalent of 154,926,051 common shares as follows: (i) 54,370,517 common shares outstanding; (ii); 9,990,000 common shares issuable upon conversion of outstanding shares of Series A preferred stock (iii) 45,000,000 common shares issuable upon conversion of outstanding shares of Series C preferred stock; and (iv) 22,823,267 shares of common issuable upon conversion of the $1,731,905.70 promissory note described in footnote (5) below. Does not include 169,558,169 shares presently unavailable for conversion by Brentwood as described in footnote (6) below.

(2) Comprised of 200,000 shares of the Registrant's Series C Preferred Stock which votes as 20,000,000 shares of common stock. Does not include an aggregate of 1,545,529 shares of the Registrant’s common stock deemed to be beneficially owned by Roxanne Pixler's 50% membership interest in Logistics management, LLC, a Kentucky limited liability company that is the record owner of 3,091,058 shares of the Registrant's common stock. Roxanne Pixler is the wife of Danny L. Pixler. Does not include an aggregate of 115,000 shares of the Registrant's common stock owned of record by Roxanne Pixler, or 7,343,920 shares of the Registrant's common stock deemed to be beneficially owned by Roxanne Pixler by virtue of her 40% membership interest in Midwest. Mr. Pixler disclaims beneficial ownership of the shares owned beneficially and of record by his wife.

(3) Comprised of 200,000 shares of the Registrant's Series C Preferred Stock which votes as 20,000,000 shares of common stock. Includes an aggregate of 1,545,529 shares of the Registrant’s common stock deemed to be beneficially owned by the Huff Grandchildrens’ Trust by virtue of its 100% equity interest in Association Services, Inc., a Kentucky corporation that has a 50% membership interest in Logistics Management, LLC, a Kentucky limited liability company. Does not include an aggregate of 19,832,282 shares of the Registrant's common stock deemed to be beneficially owned by Shari Huff, the Trustee of the Huff Grandchildrens’ Trust, by virtue of her 59% membership interest in Midwest. Ms. Huff disclaims beneficial ownership of these shares. Does not include an aggregate of 78,000 shares of the Registrant's common stock owned of record by Anthony Huff, husband of Shari Huff. Ms. Huff disclaims beneficial ownership of these shares.

(4) Comprised of the record ownership of 3,459,800 shares of common stock, 9,990,000 common shares issuable upon conversion of outstanding shares of Series A preferred stock and 5,000,000 common shares issuable upon conversion of outstanding shares of Series C preferred stock.

(5) Comprised of the right to convert an aggregate of $1,731,905.70 in principal and interest under a September 27, 2003 secured promissory note into an aggregate of 173,1290,570 shares of the Registrant's common stock. As of December 31, 2003, only an aggregate of 22,823,267 shares of common stock were available for conversion of the note. See Item 1 under the sub caption "Convertible Financing".

(6) Does not include an aggregate of 169,558,169 shares of the Registrant's common stock issuable to Brentwood upon its complete conversion of the $1,923,814 promissory note, inclusive of accrued interest through December 31, 2003, less the 22,823,267 shares described in footnote (5) above. Brentwood's conversion right is conditioned upon an increase in the Registrant's authorized common stock capitalization from 75,000,000 to 500,000,000. See Item 1 under the sub caption "Convertible Financing".

(2) Comprised of 200,000 shares of the Registrant's Series C Preferred Stock which votes as 20,000,000 shares of common stock. Does not include an aggregate of 1,545,529 shares of the Registrant’s common stock deemed to be beneficially owned by Roxanne Pixler's 50% membership interest in Logistics management, LLC, a Kentucky limited liability company that is the record owner of 3,091,058 shares of the Registrant's common stock. Roxanne Pixler is the wife of Danny L. Pixler. Does not include an aggregate of 115,000 shares of the Registrant's common stock owned of record by Roxanne Pixler, or 7,343,920 shares of the Registrant's common stock deemed to be beneficially owned by Roxanne Pixler by virtue of her 40% membership interest in Midwest. Mr. Pixler disclaims beneficial ownership of the shares owned beneficially and of record by his wife.

(3) Comprised of 200,000 shares of the Registrant's Series C Preferred Stock which votes as 20,000,000 shares of common stock. Includes an aggregate of 1,545,529 shares of the Registrant’s common stock deemed to be beneficially owned by the Huff Grandchildrens’ Trust by virtue of its 100% equity interest in Association Services, Inc., a Kentucky corporation that has a 50% membership interest in Logistics Management, LLC, a Kentucky limited liability company. Does not include an aggregate of 19,832,282 shares of the Registrant's common stock deemed to be beneficially owned by Shari Huff, the Trustee of the Huff Grandchildrens’ Trust, by virtue of her 59% membership interest in Midwest. Ms. Huff disclaims beneficial ownership of these shares. Does not include an aggregate of 78,000 shares of the Registrant's common stock owned of record by Anthony Huff, husband of Shari Huff. Ms. Huff disclaims beneficial ownership of these shares.

(4) Comprised of the record ownership of 3,459,800 shares of common stock, 9,990,000 common shares issuable upon conversion of outstanding shares of Series A preferred stock and 5,000,000 common shares issuable upon conversion of outstanding shares of Series C preferred stock.

(5) Comprised of the right to convert an aggregate of $1,731,905.70 in principal and interest under a September 27, 2003 secured promissory note into an aggregate of 173,1290,570 shares of the Registrant's common stock. As of December 31, 2003, only an aggregate of 22,823,267 shares of common stock were available for conversion of the note. See Item 1 under the sub caption "Convertible Financing".

(6) Does not include an aggregate of 169,558,169 shares of the Registrant's common stock issuable to Brentwood upon its complete conversion of the $1,923,814 promissory note, inclusive of accrued interest through December 31, 2003, less the 22,823,267 shares described in footnote (5) above. Brentwood's conversion right is conditioned upon an increase in the Registrant's authorized common stock capitalization from 75,000,000 to 500,000,000. See Item 1 under the sub caption "Convertible Financing".

(b) Security Ownership of Management. The following information is furnished as of December 31, 2003, as to the number of shares of the Registrant's Common Stock,

$.001 par value per share owned beneficially by each executive officer and director of the Registrant and by all executive officers and directors as a group:

(1) Based upon the equivalent of 154,926,051 common shares as follows: (i) 54,370,517 common shares outstanding; (ii); 9,990,000 common shares issuable upon conversion of outstanding shares of Series A preferred stock (iii) 45,000,000 common shares issuable upon conversion of outstanding shares of Series C preferred stock; and (iv) 22,823,267 shares of common issuable upon conversion of the $1,731,905.70 promissory note described in footnote (5) below. Does not include 169,558,169 shares presently unavailable for conversion by Brentwood as described in footnote (6) to the preceding table.

(2) Comprised of 200,000 shares of the Registrant's Series C Preferred Stock which votes as 20,000,000 shares of common stock. Does not include an aggregate of 1,545,529 shares of the Registrant’s common stock deemed to be beneficially owned by Roxanne Pixler's 50% membership interest in Logistics Management, LLC, a Kentucky limited liability company that is the record owner of 3,091,058 shares of the Registrant's common stock. Roxanne Pixler is the wife of Danny L. Pixler. Does not include an aggregate of 115,000 shares of the Registrant's common stock owned of record by Roxanne Pixler or 7,343,920 shares of the Registrant's common stock deemed to be beneficially owned by Roxanne Pixler by virtue of her 40% membership interest in Midwest. Mr. Pixler disclaims beneficial ownership of the shares owned beneficially and of record by his wife.

(c) Changes in Control.

The: (i) exercise by Midwest of its right to convert its 9,845,750 shares of the Registrant=s Preferred Stock into shares of the Registrant's common stock; and (ii) the conversion by Brentwood of the Registrant's $1,731,905.70 secured convertible promissory note into shares of the Registrant's common stock would result in a change of control of the Registrant.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2003, with respect to compensation plans (including individual compensation arrangements) under which the Registrant's common stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (i) all compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
remaining available for
future issuance under
Number of securities to	Weighted average	equity compensation
be issued upon exercise	exercise price of	plans [excluding
of outstanding options,	outstanding options,	securities reflected
warrants and rights (a)	warrants, and rights (b)	in column (a)(c)]

Equity compensation plans
approved by security holders --	--	--
Equity compensation plans
not approved by security holders --	--	--
Total --	--	--

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Registrant's issuance of the $1,731,906 secured convertible promissory note to Brentwood as described in Item 1 under the sub caption "Convertible Financing" may be deemed to be a related party transaction.

The Huff Grandchildren’s Trust is the record owner of controlling membership interests in Midwest Merger Management, LLC, a principal stockholder of the Registrant.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8K

  Exhibits:
  31.1 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8K: During the last quarter of the fiscal year ended December 31, 2003, the Registrant did not file any Reports on Form 8-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Rosenberg Rich Baker Berman & Company, the Registrant's principal accountants ("RRBB"), for professional services rendered for the audit of the Registrant's annual financial statements for the last two fiscal years and for the reviews of the financial statements included in the Registrant's Quarterly Reports on Form 10-QSB was $27,500 for 2003 and $22,500 for 2002.

Audit - Related Fees

There were no fees billed to the Registrant in fiscal year 2003 for professional services of RRBB for assurance and related services reasonably related to the performance of audit or review of the Registrant's financial statements and not reported in the previous paragraph.

Tax Fees

The aggregate fees billed by the Registrant's principal accountants for tax compliance, tax advice and tax planning services rendered to the Registrant during the last two fiscal years was $4,000 for 2003 and $3,483 for 2002.

All Other Fees

Except as indicated above, the Registrant was not billed by RRBB for any other services during the last two fiscal years.

The engagement of RRBB to render audit or non-audit services requires the prior approval of our Board of Directors since we do not yet have an audit committee of our Board of Directors.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 9, 2004

Logistics Management Resources, Inc.

By: /s/ Danny L Pixler
____________________________
Danny L Pixler
President, Chief Executive and
Financial Officer, and Director

By: /s/ Anthony R. Russo
____________________________
Anthony R. Russo Director