Form 10QSB
period 2004-03-31
LOGISTICS MANAGEMENT RESOURCES INC
filed 2004-05-17
CIK 820408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

Mark One
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to ______________
For the quarterly period ended March 31, 2004

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

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court:  Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value, 54,370,517 shares at March 31, 2004

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

LOGISTICS MANAGEMENT RESOURCES, INC.
Form 10-QSB
Quarter Ended March 31, 2004

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            The unaudited condensed balance sheet of the Registrant as of March 31, 2004, the audited balance sheet at December 31, 2003, and the unaudited condensed profit and loss statements for the three months ended March 31, 2004 and March 31, 2003 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Logistics Management Resources, Inc.
Condensed Balance Sheets

Assets	March 31, 2004 [unaudited]	December 31, 2003

Current assets	$—	$—

Total Assets	$—	$—

Liabilities and Stockholders’ Equity (Impairment)
Current Liabilities
Accrued expenses	$317,329	$320,343
Accrued interest	3,273,268	3,273,268
Due to related parties	3,119,393	2,996,460
Loans payable	2,518,000	2,518,000
Convertible debentures	3,793,460	3,793,460
Net liabilities of discontinued operations	4,440,657	4,440,657

Total Current Liabilities	17,462,107	17,342,188

Commitments and contingencies

Stockholders’ Equity (Impairment)
Preferred stock, no par value; (10,000,000 shares authorized)
Series A (999,000 shares outstanding)	762	762
Series B (2,000 shares outstanding)	2,000,000	2,000,000
Series C (450,000 shares outstanding)	135,000	135,000
Series D (950 shares outstanding)	950,000	950,000
Series E (2,300 shares outstanding)	2,300,000	2,300,000
Common stock, no par value; 75,000,000 shares authorized,	—	—
54,370,517 shares issued and outstanding
Additional paid-in capital	14,592,571	14,592,571
Accumulated (deficit)	(37,440,440)	(37,320,521)

Total Stockholders’ Equity (Impairment)	(17,462,107)	(17,342,188)

Total Liabilities and Stockholders’ Equity (Impairment)	$—	$—

See notes to condensed financial statements.

Logistics Management Resources, Inc.
Condensed Statements of Operations

	Three Months Ended March 31,

	2004	2003

	[unaudited]	[unaudited]

Net Revenue	$—	$—

Operating Expenses:

General and administrative	91,062	528
Depreciation and amortization	—	636

Interest expense	28,857	26,815

Total Operating Expenses	119,919	27,979

Net Loss	$(119,919)	$(27,979)

Net Loss Per Common Share - Basic and fully-diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	54,370,517	54,785,438

See notes to condensed financial statements.

See notes to the condensed financial statements.

Logistics Management Resources, Inc.
Condensed Statements of Cash Flows

	Three Months Ended March 31,

	2004	2003

	[unaudited]	[unaudited]

Cash Flows From Operating Activities

Net Loss	$(119,919)	$(27,979)

Adjustments to Reconcile Net Loss to Net Cash Used
By Operating Activities

Depreciation and amortization expense	—	636
Increase (Decrease) in Liabilities

Accrued expenses	(3,014)	528

Accrued interest	28,857	26,815

Net Cash (Used by) Operating Activities	(94,076)	—

Cash Flows from Financing Activities

Advances from related parties	94,076	—

Net Cash Provided by Financing Activities	94,076	—

Net Change in Cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Accrued interest reclassified to Convertible Note due
to related parties	$28,857	$26,815

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The Registrant’s operating results for the three months ended March 31, 2004, and 2003 are not necessarily indicative of the results that may be or were expected for the respective years ended December 31, 2004, and 2003. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and notes thereto of the Registrant included in its Form 10-KSB for the period ended December 31, 2003.

Since November 2000, principally as a result of the Registrant’s inability to continue the operations of its failing freight transportation service, the Registrant has not had any revenue from operations. During this period, the Registrant has been primarily involved in resolving the affairs of its creditors and other investors. In connection with the Registrant’s settlement with GE Credit Corp. in September 2002, the Registrant formally disposed of its remaining interest in its former transportation unit, freeing the Registrant to consider searching for a profitable privately owned company with which to seek a business combination. Accordingly, and despite the fact that management does not consider the Registrant to be a development stage company, it is possible that the Registrant could be considered to be a blank check company. As defined in Section 7(b) (3) of the Securities Act of 1933, as amended, a “blank check” company is one that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing “penny stock” securities as defined in Rule 3(a) (51) of the Securities Exchange Act of 1934, as amended, in that connection. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.

Note 2 – Income Taxes (Benefits)

At December 31, 2003, the Registrant had available approximately $37,000,000 of net operating loss carryforwards, which expire between December 31, 2008 and December 31, 2021, that may be used to reduce future taxable income.

Note 3 - Related Party Transactions

During September 2002, and as previously reported in the Registrant’s From 10-KSB Annual Report of the fiscal year ended December 31, 2003, the Registrant consolidated $856,916 previously owed to Brentwood Capital Corp. with an additional $875,000 into a September 27, 2002, 6%, secured convertible promissory note in the aggregate principal amount of $1,731,906 (the “Note”). The additional $875,000 was utilized by the Registrant to fund its September 27, 2002, settlement of the GE Capital Corporation litigation. Brentwood Capital Corp. is a privately owned New York merchant banking corporation that by virtue of the conversion rights to 195,267,157 shares (at March 31, 2004) under the Note may be deemed to be a principal stockholder of the Registrant (“Brentwood”). The Note is payable in 60 equal monthly installments of $33,287 together with 6% interest on the first day of each month commencing December 2002, through November 2007. The Convertible Note is secured by all of the Registrant’s assets, and all or any portion of the balance due under the Note may be converted into common shares at any time prior to October 1, 2007, at $.01 per share.

At March 31, 2004, the Registrant was unable to make any of the scheduled payments to Brentwood.  Accordingly, and pursuant to a written amendment agreement of even date: (i) the due date of the Note was extended to November 2009; (ii) the commencement of principal payments was deferred to December 1, 2004; (iii) all interest due and owing from September 27, 2002, through September 27, 2004, shall be due and payable by the Registrant in one lump sum on October 1, 2004; and (iv) all additional interest shall be due and payable monthly, in arrears commencing on November 1, 2004. Accrued interest applicable to the Note during the three months ended March 31, 2004, was $28,857.

Note 4 – Per Share Results

The common share equivalents associated with the Registrant’s convertible debentures, and Preferred Stock issued and outstanding were not included in computing per share results as their effects were anti-dilutive.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion contains forward-looking statements regarding the Registrant, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Registrant’s actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, the Registrant’s ability to resolve the affairs of its creditors and other investors; or to locate and thereafter negotiate and consummate a business combination with a profitable privately owned company.
When used in this discussion, words such as “believes,” “anticipates,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements,

but are not the exclusive means of identifying forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Registrant undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Registrant’s business.

Three Month Periods Ended March 31, 2004 and 2003:

Revenue - The Registrant had no revenues during the three months ended March 31, 2004 (“1Q4”) and the three months ended March 31, 2003 (“1Q3”) as a direct result of the Registrant’s discontinuance in November 2000 of the operation of its failing freight transportation services business. The Registrant continues working through the restructure of its debt and the mitigation of outstanding litigation.

Operating Expenses  - Operating expenses for 1Q4 and 1Q3 did not include direct costs also as a result of the Registrant’s discontinuance, in November 2000, of the operations of its failing freight transportation business.  The balance of operating expenses for 1Q4 were $119,919 compared to $27,979 for 1Q3, an increase of $91,940 or 329%.  This increase was principally attributable to the increased accomplishments of the Registrant in resolving the claims of its previous creditors, and the maintenance of its reporting requirements and good standing, and the cost of its search for one or more profitable merger candidates.

Loss before Discontinued Operations  -  As a result of the foregoing, operating loss before discontinued operations for 1Q4 was $(119,919) compared to $(27,979) for 1Q3.

Discontinued Operations – There were no adjustments to the Registrant’s estimate of its loss from discontinued operations during 1Q4 or 1Q3.

Net Income (Loss)  – Accordingly, the Registrant experienced a net loss of $(119,919) for 1Q4 compared to a net loss of $(27,979) for 1Q3, resulting in per share results of $(0.00) and $(0.00), respectively.

Liquidity and Capital Resources.

The Registrant does not have any capital resources.  Consistent with the discontinuance its failing freight transportation services business in November 2000, and its subsequent disposition in connection with arranging the funding of the GE Credit Corp. settlement in September 2002, the Registrant’s principal activity has been centered in resolving the claims of its former creditors so it may consider a business combination. In this connection, Midwest Merger Management, LLC (“Midwest”), a private investment entity, which through its ownership of common and preferred shares may be deemed to own and control 19.5% of the Registrant, and Brentwood Capital Corp. (“Brentwood”), a private merchant bank and holder of a Convertible Note with conversion rights at March 31, 2004 to

195,267,157 shares or 59.6% of the Registrant’s voting securities, have agreed to provide Registrant with reasonable legal, accounting and administrative resources to resolve its affairs and conduct its search for a business combination candidate. Accordingly, the Registrant is entirely dependent upon: (i) Midwest providing the Registrant with certain advisory services in connection with the resolution of its affairs on favorable terms; (ii) the willingness of Brentwood to provide the Registrant with certain office and administrative facilities and to fund virtually all of the Registrant’s settlements with its creditors; and (iii) the Registrant’s successful business combination with a profitable operating company.  There can be no assurances that Midwest will be successful in resolving all or substantially all of Registrant’s affairs, that Brentwood will fund any further settlements, or that the combined efforts of Midwest and Brentwood will lead to a successful business combination.

ITEM 3.          CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Registrant concluded that the Registrant’s disclosure controls and procedures were adequate.

(b) Changes in Internal Controls

The Registrant made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

The Registrant is a party to certain threatened or pending legal matters, the status of which has changed during the three months ended March 31, 2004 as follows:

Boutine Capital, II, LLC.   Boutine Capital, II, LLC and its principal Gary J. Graham have filed a Third-Party Complaint against the Registrant and several of its officers in an action commenced by A.B. Goldberg, as plaintiff, in the District Court of the State of Colorado, Arapahoe County. The Registrant and the other parties executed a Settlement and Release for this and other matters involving these and other parties.

Pursuant to the terms of the settlement, the Registrant would issue 1,000,000 shares of its common stock to Boutine, Boutine would return an aggregate of 6,220,000 shares of previously issued common stock, and the payment of $125,000 in cash and a promissory note of $75,000. The terms of the settlement have not yet been fully performed by the parties.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits

15	Report of Independent Accountants dated May 15, 2004.
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:  None.

SIGNATURES

                In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGISTICS MANAGEMENT RESOURCES, INC.

Dated: May 15, 2004

By: /s/ Danny L. Pixler
———————————
Danny L. Pixler, Chief Executive
and Financial Officer, and Director

Exhibit Index

15	Report of Independent Accountants dated May 15, 2004.
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.