Form 10QSB
period 2004-06-30
LOGISTICS MANAGEMENT RESOURCES INC
filed 2004-08-16
CIK 820408

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                              Form 10-QSB

(Mark One)
[X]  Quarterly report under section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the quarterly period ended: June 30, 2004

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from__________________ to ______________________.


                       Commission File No:  33-9640-LA


                        AMERICAN BUSINESS CORPORATION
                   (Name of Small Business in its Charter)

                Colorado			         68-0133692
(State or Other Jurisdiction of Incorporation)     (IRS Employer Id. No.)

                        477 Madison Avenue, 12th Floor
                              New York, NY  10022
                (Address of Principal Office including Zip Code)

                   Issuer's telephone Number:  (212) 308-8700

                 (formerly) Logistics Management Resources, Inc.
       (Former Name, Former Address, and Former Fiscal Year, if Changed
                              Since Last Report)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes [ X  ]  No [    ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $.001 per share, 71,870,517 shares  at June 30, 2003

Transitional Small Business Disclosure Format (Check one):  Yes [ ] NO [  ].

                     AMERICAN BUSINESS CORPORATION
               FORM 10-QSB  -  QUARTER ENDED JUNE 30, 2004

                                INDEX
                                                                 Page
                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements........................................2
        Condensed Balance Sheets at June 30, 2004
          and December 31, 2003.....................................3
        Condensed Statements of Operations for the Six Months
          and Three Ended June 30, 2004 and June 30, 2003...........4
        Condensed Statement of Shareholders' Impairment for the
          Period January 1, 2003 through June 30, 2004..............5
        Condensed Statements of Cash Flows for the Six Months
          Ended June 30, 2004 and June 30, 2003.....................6
        Notes to the Condensed Financial Statements.................7

Item 2.	Management's Discussion and Analysis.......................10

Item 3.	Controls and Procedures....................................12

                     PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders........12
Item 5. Other Information..........................................12
Item 6.	Exhibits and Reports on Form 8-K...........................13

                              SIGNATURES

        Signatures.................................................14
        Exhibits...................................................15

----------------------

                    PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed balance sheet of the Registrant as of June 30, 2004, the audited balance sheet at December 31, 2003, and the unaudited condensed statements of operations, shareholders' impairment, and cash flows for the six and three month periods ended June 30, 2004 and June 30, 2003 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

                     AMERICAN BUSINESS CORPORATION
                       CONDENSED BALANCE SHEETS

                                              June 30, 2004   December 31,
                                Assets         [unaudited]        2003
                                              -------------   ------------
Current assets -
  Cash                                        $     69,665    $        --
  Deposit on acquisition of
    Hybrid-Systems.com, Inc.                       150,000             --
                                              -------------   ------------
      Total current assets                         219,665             --
  Deferred compensation, net                       147,500             --
                                              -------------   ------------
Total Assets                                  $    357,165    $        --
                                              =============   ============

                  Liabilities and Shareholders' Impairment

Current Liabilities
  Accrued expenses                            $    335,564        320,343
  Accrued interest                               3,273,268      3,273,268
  Due to related parties                         3,330,588      2,996,460
  Loans payable                                  2,518,000      2,518,000
  Convertible debentures                         3,793,460      3,793,460
  Net liabilities of discontinued operations     4,440,657      4,440,657
                                              -------------   ------------
    Total Current Liabilities                   17,691,537     17,342,188
                                              -------------   ------------
Commitments and contingencies
Shareholders' Impairment
  Preferred stock, no par value;
    (10,000,000 shares authorized)
    Series A (99,000 and 999,000 shares
      issued and outstanding, respectively)             76            762
    Series B (2,000 shares issued and
      outstanding)                               2,000,000      2,000,000
    Series C (450,000 shares issued and
      outstanding)                                 135,000        135,000
    Series D (950 shares issued and
      outstanding)                                 950,000        950,000
    Series E (2,300 shares issued and
      outstanding)                               2,300,000      2,300,000
    Common stock, par value $.001 per share;
      500,000,000 authorized, 76,870,517 and
      54,370,517 issued and outstanding,
      respectively                                  76,870         54,370
  Additional paid-in capital                    14,948,887     14,538,201
  Accumulated deficit                          (37,736,205)   (37,320,521)
                                               ------------    -----------
        Total Shareholders' Impairment         (17,324,372)   (17,342,188)
                                              -------------   ------------
        Total Liabilities and
          Shareholders' Impairment            $    357,165    $        --
                                              =============   ============

                    See notes to condensed financial statements.

                         AMERICAN BUSINESS CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS
                                 [Unaudited]

                               Six Months Ended      Three Months Ended
                                   June 30,               June 30,
                              2004        2003        2004         2003
	                   ----------  ----------  ----------  ----------
Revenues                   $       --  $       --  $       --  $       --

Operating Expenses:
  Depreciation and
    amortization                2,500       1,273       2,500         637
  Interest expense             58,147      54,406      29,290      27,591
  Administrative expenses     354,037     153,213     262,975     152,685
                           ----------  ----------  ----------  ----------
    Total operating
      expenses                414,684     208,892     294,765     180,913
                           ----------  ----------  ----------  ----------
Net loss                   $ (414,684) $ (208,892) $ (294,765) $ (180,913)
                           ==========  ==========  ==========  ==========
Net loss per common
  share - basic and
  fully-diluted            $    (0.00) $    (0.00) $    (0.00) $    (0.00)
                           ==========  ==========  ==========  ==========
Weighted average
 number of common
 shares outstanding        62,299,093  54,370,517  68,245,524  54,370,517
                           ==========  ==========  ==========  ==========

               See notes to condensed financial statements.

                      AMERICAN BUSINESS CORPORATION
            CONDENSED STATEMENT OF SHAREHOLDERS' IMPAIRMENT

                            Preferred        Preferred          Preferred          Preferred      Preffered
                            Stock            Stock              Stock              Stock          Stock
                            Series A         Series B           Series C           Series D       Series E
                            Shs      Amt     Shs    Amt         Shs      Amt       Shs  Amt       Shs    Amt
                            -------  ------  -----  ----------  -------  --------  ---  --------  -----  ----------
Balance, January 1, 2003    999,000  $  762  2,000  $2,000,000  450,000  $135,000  950  $950,000  2,300  $2,300,000

Restatement for change in
par value of common               -       -      -           -        -         -    -         -      -           -
                            -------  ------  -----  ----------  -------  --------  ---  --------  -----  ----------

January 1, 2003, restated   999,000  $  762  2,000  $2,000,000  450,000  $135,000  950  $950,000  2,300  $2,300,000

Net income                        -       -      -           -        -         -    -         -      -           -
                            -------  ------  -----  ----------  -------  --------  ---  --------  -----  ----------
Balance, December 31, 2003  999,000  $  762  2,000  $2,000,000  450,000  $135,000  950  $950,000  2,300  $2,300,000

    [2004 unaudited]

Shares converted to shares (900,000)   (686)     -           -        -         -    -         -      -           -
Shares issued for services        -       -      -           -        -         -    -         -      -           -
Shares issued as deposit          -       -      -           -        -         -    -         -      -           -
Shares issued to officer          -       -      -           -        -         -    -         -      -           -

Net loss                          -       -      -           -        -         -    -         -      -           -
                            -------  ------  -----  ----------	-------  --------  ---  --------  -----  ----------
Balance, June 30, 2004       99,000  $   76  2,000  $2,000,000  450,000  $135,000  950  $950,000  2,300  $2,300,000
                            =======  ======  =====  ==========  =======  ========  ===  ========  =====  ==========


                            Common Stock         Additional Paid-  Accumulated    Total Shareholders'
                            Shs         Amt      In Capital        Deficit        Impairment
                            ----------  -------  ----------------  ------------   -------------------
Balance, January 1, 2003    54,370,517  $     -  $    14,592,571   $(40,579,951)  $      (20,601,130)

Restatement for change in
par value of common                  -   54,370          (54,370)                 -                    -
                            ----------  -------  ----------------  ------------   -------------------

January 1, 2003, restated   54,370,517   54,370  $    14,538,200   $(40,579,951)  $      (20,601,130)

Net income                           -        -                -      3,258,942            3,258,942
                            ----------  -------  ----------------  ------------   -------------------
Balance, December 31, 2003  54,370,517  $54,370  $    14,538,200   $(37,320,521)  $      (17,342,188)

    [2004 unaudited]

Shares converted to shares   9,000,000    9,000           (8,314)             -                    -
Shares issued for services   3,500,000    3,500          129,000              -              132,500
Shares issued as deposit     5,000,000    5,000          145,000              -              150,000
Shares issued to officer     5,000,000    5,000          145,000              -              150,000

Net loss                             -        -                -       (414,684)            (414,684)
                            ----------  -------  ----------------  ------------   -------------------

Balance, June 30, 2004      76,870,517  $76,870  $    14,948,887   $(37,735,205   $      (17,324,372)
                            ==========  =======  ================  ============   ===================

See notes to the condensed financial statements.

                   AMERICAN BUSINESS CORPORATION
                 CONDENSED STATEMENTS OF CASH FLOWS

                                                Six Months Ended June 30,
                                              ---------------------------
                                                  2004           2003
                                              ------------   ------------
                                               [unaudited]    [unaudited]
Cash flows from operating activities -
  Net loss                                     $ (414,684)    $ (208,892)
Adjustments to reconcile net loss to net
  cash used by operating activities
  Depreciation and amortization expense             2,500          1,273
  Issuance of common shares for services          132,500             --
  Increase in liabilities
    Accrued expenses                               15,221            528
    Accrued interest                               58,147         54,406
                                               ----------     ----------
Net cash used by operating activities            (206,316)      (152,685)
                                               ----------     ----------

Cash flows from financing activities -
  Net proceeds from related parties               275,981        152,685
                                               ----------     ----------
Net cash provided by financing activities         275,981        152,685
                                               ----------     ----------
Net change in cash                                 69,665             --
Cash at beginning of period                            --             --
                                               ----------     ----------
Cash at end of period                          $   69,665     $       --
                                               ==========     ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

  Accrued interest reclassified to Convertible
    Note due to related parties                $   58,147     $   54,406
                                               ==========     ==========
  Increase in par value of Common Stock        $       --     $   54,370
                                               ==========     ==========
  Related decrease in Additional
    Paid-in Capital                            $       --     $  (54,370)
                                               ==========     ==========

See notes to condensed financial statements.

                  AMERICAN BUSINESS CORPORATION
            NOTES TO THE CONDENSED FINANCIAL STATEMENTS

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The Registrant's operating results for the six and three month periods ended June 30, 2004, and 2003 are not necessarily indicative of the results that may be or were expected for the years ended December 31, 2004, and 2003. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and notes thereto of the Registrant included in its Form 10-KSB for the period ended December 31, 2003.

Note 2 -  Redirection of the Registrant's Activities

At a Special Meeting of Shareholders held June 17, 2004 (the "Meeting"), a majority of the Registrant's shareholders approved amending the Registrant's Articles of Incorporation to change its name to American Business Corporation, increase the authorized Common Stock from 75,000,000 to 500,000,000 shares, and increase the par value of the Common Stock from no par value to $.001 per share. The increase in par value and the number of authorized shares of the Registrant's Common Stock has been reflected as a restatement of the related opening account balances. The actions taken at the Meeting were in anticipation of a planned reorganization of the Registrant's liabilities and shareholders' accounts and the election by the Registrant to be regulated as a business development company.

Note 3 - Related Party Transactions

As previously reported, and by virtue of (i) a 6% secured convertible promissory note due to Brentwood Capital Corp., an affiliated privately owned New York merchant banking corporation ("Brentwood"), dated September 27, 2002, in the aggregate principal amount of $1,981,961 and convertible into 198,196,143 shares of the Registrant's Common Stock, $.001 par value per share; and (ii) Brentwood's record ownership of 1,435,000 shares of the Registrant's common stock, equaling 199,631,143 shares and equivalents or 52% of the Registrant's total capitalization, the Registrant may be deemed to be controlled by Brentwood.

Similarly, and as previously reported, Midwest Merger Management, LLC, a Kentucky limited liability company and its affiliated entities ("Midwest") is the record owner of 3,459,800 shares of the Registrant's common stock, 9,990,000 common shares issuable upon conversion of outstanding shares of Series A preferred stock and 45,000,000 common shares issuable upon conversion of outstanding shares of Series C preferred stock or 18% of the Registrant's common stock and equivalents. Accordingly, the Registrant may be deemed to be controlled by Midwest. During the period covered by this Quarterly Report, and in connection with its ongoing support of the Registrant, Midwest contributed an aggregate of $181,905 to the Registrant to fund its activities.

At June 30, 2004, the aggregate indebtedness to related parties was $3,330,588. The Registrant intends to settle its aggregate obligations to Midwest and Brentwood in the course of its planned reorganization to a business development company.

Note 4 - Per Share Results

The common share equivalents associated with the Registrant's issued and outstanding convertible notes and Preferred Stock were not included in computing per share results as their effects were anti-dilutive.

Note 5 - Income Taxes (Benefits)

At December 31, 2002, the Registrant had available approximately $23,000,000 of net operating loss carry-forward, which expires between December 31, 2008 and December 31, 2021, that may be used to reduce future taxable income. As utilization of this carry-forward is less than certain, its potential tax benefit to the Registrant of approximately $8,000,000 is fully reserved.

Note 6 - Going Concern

The Registrant's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Registrant had negative working capital at June 30, 2004, of $17,471,872. In addition, the Registrant has incurred an accumulated deficit of $(37,732,705) through June 30, 2004. The Registrant is dependent upon the efforts of Midwest and Brentwood to raise proceeds for its continued survival. The Registrant's ability to continue to receive this level of support from Midwest and Brentwood is uncertain. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

Note 6 - Material Transactions

A. Hybrid-Systems.com, Inc.
On May 28, 2004, and as previously reported in the Registrant's Form 8-K filed on June 3, 2004, the Registrant executed a Stock Exchange Agreement (the "Exchange Agreement") with Hybrid-Systems.com, Inc., a Florida corporation engaged in the assembly, marketing and sale of computer components and systems ("Hybrid"). The Agreement called for the Registrant to acquire all of the issued and outstanding capital stock of Hybrid from its shareholders in exchange for 5,000,000 newly-issued and restricted shares of the Registrant's common stock, par value $.001 per share (the "Exchange Shares"). The Agreement is subject to the Exchange
Shares: (i) being held in escrow pending an audit of Hybrid's financial statements to be delivered on or before July 1, 2004; and (ii) being reduced by 500,000 Exchange Shares for each $10,000 that Hybrid's total assets are less than $100,000 and 500,000 Exchange Shares for each $30,000 that net sales are less than $480,000.

On July 26, 2004, the Registrant received Hybrid's audited financial statements which reflected $25,000 in assets and sales of $6,000. Pursuant to the refund provisions of the Exchange Agreement, the required reduction to the number of Exchange Shares would exceed the number of Exchange Shares due to Hybrid. Accordingly, the Registrant abandoned the transaction with Hybrid and initiated the cancellation of the Exchange Shares and restoration thereof to authorized but unissued status.

B. Y2 Ultra Filters, Inc.

On May 21, 2004, and as previously reported in the Registrant's Form 8-K filed on July 21 2004, the Registrant and Y2 Ultra-Filters, Inc., a privately owned Wyoming corporation ("Y2") agreed upon the terms and conditions of a form of Purchase and Contribution Agreement to be effective on April 28, 2004, wherein the Registrant agreed to purchase the exclusive worldwide rights to market and sell Y2's filtration system technology known as U2-Ultra FilterTM for applications within the worldwide gaming industry for the life of the technology (the "License"). The U2-Ultra FilterTM technology is the subject of four United States patents which rights were also applied for in the European Community , Australia, Canada and Taiwan.

Pursuant to an amendment to the original agreement effective June 30, 2004 (the "Amendment"), the parties changed the Purchase and Contribution Agreement to a License and Joint Venture Agreement and provided for the formation of A.I.R. Filters, LLC, a Delaware limited liability company (the "LLC") as a joint venture to commercialize the U2-Ultra FilterTM
technology within the worldwide gaming industry.    The LLC, which was
formed on June 4, 2004, has been created to execute the party's marketing and sales efforts in which Y2 as chief operating member and the Registrant as chief executive member will each have a 50% interest.
In consideration for the License, the Registrant agreed to originally issue 27,000,000 restricted shares of its common stock to Y2 and, subject to certain performance milestones, granted to Y2 a five year option to purchase an additional 39,000,000 restricted shares
(19,000,000 at $.10 and 20,000,000 at 100% of fair market value when earned).

Note 7 - Commitments

On July 12, 2004, and pursuant to a Loan Agreement and annexed 10% promissory note of even date therewith among the Registrant as lender, Clayton, Dunning & Company Inc., a Florida corporation and registered broker dealer ("CDC") as borrower, and Robert C. Lau and Patricia D. Lau, as co-makers, the Registrant lent $125,000 (the "Loan") to CDC. The terms and conditions of the Loan are described in Item 5 of this Quarterly Report on page 13.

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

Six Month Periods Ended June 30, 2004 and 2003:

Revenues. - As a direct result of the Registrant's inability to continue its failing freight transportation services beyond November 2000, the Registrant had no revenues during either the six month period ended June 30, 2004 ("6M04") or the six month period ended June 30, 2003 ("6M03"). The Registrant continues working through the restructure of its debt and the mitigation of outstanding litigation.

Expenses and Income Taxes - General and administrative expenses for 6M04 were $414,684 compared to $208,892 for 6M03. This increase is consistent with the Registrant's strategy of redirecting its focus toward becoming a candidate to acquire or merge with a profitable, privately-held business operation. Accordingly, the Registrant's recurring administrative expenses include: (i) professional fees
(legal and accounting) associated with the resolution of the Registrant's affairs with its former creditors and investors, and the maintenance of its reporting requirements and good standing, (ii) interest on its outstanding convertible note due to Brentwood (commencing on October 1, 2003), (iii) other ancillary expenses, and (iv) the payment of minimum franchise taxes.

Net Income (Loss) - Accordingly, the Registrant experienced a net loss of $414,684 for 6M04 compared to a net loss of $208,892 for 6M03. When related to the weighted average number of common shares outstanding during 6M04 and 6M03 per share loss results were $0.00 and $0.00, respectively.

Quarters Ended June 30, 2004 and 2003:

Revenue - As a direct result of the Registrant's inability to continue its failing freight transportation services beyond November 2000, the Registrant had no revenues during either the second quarter June 30, 2004 ("2Q04") or the second quarter ended June 30, 2003 ("2Q03"). The Registrant continues working through the restructure of its debt and the mitigation of outstanding litigation.

Expenses and Income Taxes - General and administrative expenses for 2Q04 were $294,765 compared to $180,913 for 2Q03. This increase is consistent with the Registrant's strategy of redirecting its focus toward becoming a candidate to acquire or merge with a profitable, privately-held business operation. Accordingly, the Registrant's recurring administrative expenses include: (i) professional fees (legal and accounting) associated with the resolution of the Registrant's affairs with its former creditors and investors, and the maintenance of its reporting requirements and good standing, (ii) interest on its outstanding convertible note due to Brentwood (commencing on October 1, 2003), (iii) other ancillary expenses, and (iv) the payment of minimum franchise taxes.

Net Income (Loss) - Accordingly, the Registrant experienced a net loss of $294,765 for 2Q04 compared to a net loss of $180,913 for 2Q03. When related to the weighted average common shares outstanding during each period, per share results were $0.00 and $0.00, for 2Q04 and 2Q03, respectively.

Liquidity and Capital Resources.

The Registrant does not have any permanent capital resources. Consistent with the inability to continue its failing freight transportation services business beyond November 2000, and its subsequent disposition in connection with arranging the funding of the GE Credit Corp. settlement in September 2002, the Registrant's principal activity has been centered in resolving the claims of its former creditors so it may seek a business combination. In this connection, Midwest and Brentwood have agreed to provide Registrant with reasonable legal, accounting and administrative resources to resolve its affairs and conduct its search for a business combination candidate.

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


                    PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

At a Special Meeting of Shareholders held June 17, 2004 (the "Meeting"), a majority of the Registrant's shareholders approved the following three matters: (i) amending the Registrant's Certificate of Incorporation to change its name to American Business Corporation ("Item 1"); increase the number of shares of Common Stock the Registrant is authorized to issue from 75,000,000 shares to 500,000,000 shares ("Item2"); and (iii)
increasing the par value of the Registrant's Common Stock from no par value to $.001 per share ("Item3"). The actions taken at the Meeting were in anticipation of a proposed reorganization of the Registrant into a business development company. The votes cast for, against and abstained from each matter were as follows:

           Shares Entitled   Voted       Voted
Matter     to Vote           For         Against   Abstained
------     ---------------   ----------  --------  ----------
Item 1     106,860,517       62,215,823         4           7
Item 2     106,860,517       62,183,268    19,553      13,013
Item 3     106,860,517       61,789,101   426,703           0

Item 5.	Other Information

A. Employment Arrangement

Effective June 1, 2004, Anthony R. Russo, became the Registrant's President, Chief Executive and Chief Financial Officer. The terms and conditions of Mr. Russo's five year written employment agreement with the Registrant, which have yet to be finalized, will include 5,000,000 shares of the Registrant's common stock written off over the term of the agreement.

B. Loan Agreement

On July 12, 2004, and pursuant to a Loan Agreement and annexed 10% promissory note of even date (the "Loan Agreement") among the Registrant as lender, Clayton, Dunning & Company Inc., a Florida corporation and registered broker dealer ("CDC") as borrower, and Robert C. Lau and Patricia D. Lau, as co-makers (the Co-Makers"), the Registrant lent $125,000 (the "Loan") to CDC. The Loan, which was made in contemplation of a long term relationship with CDC as described below in Paragraph B.,is due and payable in 13 months or within ten days after an event of default. The Loan is secured by the Registrant's first lien and security interest in 800 issued and outstanding shares of CDC's common stock owned by the Co-Makers, representing an 80% equity interest in CDC
and held in escrow by the Co-Maker's attorney.   In addition to the
customary representations and warranties, and default provisions, the Loan Agreement provides that only in the event the Co-Makers' deliver 350 issued and outstanding shares of CDC's common stock to the Registrant prior to the due date of the Loan, the obligation of CDC to repay the Loan shall be forgiven by the Registrant and the Note shall be and be deemed to be paid in full.

C. Letter of Intent

On July 12, 2004, the Registrant entered into a letter of intent (the "Letter") with the Co-Makers, the individual owners of 800 issued and outstanding shares of common stock of CDC representing 80% of CDC. The Letter sets forth the principal terms pursuant to which the Registrant and three present employees of CDC (collectively the "Buyers") propose to acquire all 1,000 issued and outstanding shares of common stock of CDC in a stepped transaction. The Letter also sets forth the terms and conditions pursuant to which the Registrant shall make a short term loan available to CDC of up to a maximum of $125,000, and a $125,000 capital contribution to CDC. In addition, the Letter sets forth the terms and conditions pursuant to which the Co-Makers shall grant to the Buyers the exclusive and irrevocable right to nominate and appoint such number of directors to CDC's Board of Directors as shall equal 65% thereof, covenant and agree to vote their shares of CDC's common stock in favor of the Buyers' nominees; and grant to the Registrant a security interest in the Shares as collateral for the Registrant's $125,000 short term loan.

The Registrant's obligations under the Letter are subject to and conditioned upon: the negotiation, execution and delivery of (i) a definitive stock purchase agreement, option agreement, shareholders' agreement, and escrow agreement on or before August 31, 2004; (ii) the execution of the certain employment agreements and a consulting agreement;
(iii) CDC's satisfactory resolution of any obligation it may have under an agreement with Eric M. Westbury including the exchange of general releases and the return of Mr. Westbury's shares of CDC's common stock representing a 20% equity interest in CDC; (iv) the approval of the Transaction by the NASD; and (vi) the other conditions precedent enumerated in the Letter.

D. Registration Statement on Form S-8

On July 26, 2004, the Registrant filed a Registration Statement on Form S-8 wherein (the "S-8") the Registrant registered an aggregate of 50,000,000 shares of its Common Stock, $.001 par value per share, for issuance under the Registrant's 2004 Long Term

Incentive Plan. As of the date of this Quarterly Report, no shares registered under the S-8 have been issued by the Registrant.

Item 6. Exhibits and Reports on Form 8-K

  10(b) - Loan Agreement dated July 12, 2004
  10(c) - Letter of Intent dated July 12, 2004
  31.1  - Certification Pursuant to Section 302 of the Sarbanes-Oxley
          Act of 2003
  32.2  - Certification Pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2003

Reports on Form 8-K:

During the three months covered by this Quarterly Report, the Registrant filed the following three Current Reports on Form 8-K:

Date               Items Reported    Financial Statements Filed

June 3, 2004       2 and 7           None

June 28, 2004      5                 None

July 21, 2004      2 and 7           None


                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Business Corporation

By:   /s/  Anthony R. Russo
---------------------------------------------
Chief Executive Officer, and Director


By:   /s/  Anthony R. Russo
---------------------------------------------
Chief Financial Officer


Dated:  August 16, 2004