Form 10QSB/A
period 2004-06-30
LOGISTICS MANAGEMENT RESOURCES INC
filed 2004-08-18
CIK 820408

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                 Form 10-QSB/A

(Mark One)
[X]  Quarterly report under section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the quarterly period ended: June 30, 2004

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from__________________ to ______________________.


                         Commission File No:  33-9640-LA


                          AMERICAN BUSINESS CORPORATION
                          -----------------------------
                     (Name of Small Business in its Charter)

                Colorado			         68-0133692
                --------                                 ----------
(State or Other Jurisdiction of Incorporation)     (IRS Employer Id. No.)

                         477 Madison Avenue, 12th Floor
                         ------------------------------
                              New York, NY  10022
                              -------------------
                (Address of Principal Office including Zip Code)

                   Issuer's telephone Number:  (212) 308-8700
                                               --------------

                 (formerly) Logistics Management Resources, Inc.
                 -----------------------------------------------
        (Former Name, Former Address, and Former Fiscal Year, if Changed
                               Since Last Report)

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

Transitional Small Business Disclosure Format (Check one):  Yes [ ] NO [X]

                               TABLE OF CONTENTS

The Registrant hereby files this Amendment No. 1 to its Quarterly on Form 10-QSB for the six months ended June 30, 2004, (the "Quarterly Report") to correct the following inadvertently included clerical errors as follows:

   1) The condensed balance sheet at June 30, 2004 presented total assets and total liabilities and shareholders' impairment as "$357,165" instead of $367,165, and the accumulated deficit as "(37,736,205)" instead of (37,735,205);

   2) The condensed statement of shareholders' impairment presented the Registrant's additional paid-in capital at January 1, 2003, as restated, as "$14,538,200" instead of $14,538,201, and the accumulated deficit at January 1, 2003 "$(40,579,951)" instead of $(40,579,463); and

   3) Note 6 - Going Concern also misstated the Registrant's accumulated deficit as "$(37,732,705)" instead of $(37,735,205).

In the opinion of management, the three clerical errors did not materially alter the Registrant's financial condition. Accordingly, the same are being reported in text format only. No other changes have been made to the Quarterly Report. This amendment does not reflect any events occurring after August 18, 2004, the date the Registrant filed the Quarterly Report.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this amended Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Business Corporation

By:   /s/  Anthony R. Russo
---------------------------------------------
Chief Executive Officer, and Director


By:   /s/  Anthony R. Russo
---------------------------------------------
Chief Financial Officer


Dated:  August 18, 2004