Form 10QSB
period 2004-09-30
LOGISTICS MANAGEMENT RESOURCES INC
filed 2004-11-12
CIK 820408

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                    Form 10-QSB

(Mark One)
[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2004

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _________________.

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

Common Stock, $.001 par value, 71,870,517 shares at September 30, 2004

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [ X ].

                          AMERICAN BUSINESS CORPORATION
                 FORM 10-QSB  -  QUARTER ENDED SEPTEMBER 30, 2004
                                      INDEX
                                                                           Page
PART I	FINANCIAL INFORMATION

Item 1          Financial Statements..........................................2
                Condensed Balance Sheets at September 30, 2004 and
                  December 31, 2003...........................................3
                Condensed Statements of Operations for the Nine Months
                  and Three Months Ended September 30, 2004 and
                  September 30,2003...........................................4
                Condensed Statement of Stockholders' Impairment for the
                  Period January 1, 2003 through September 30, 2004...........5
                Condensed Statements of Cash Flows for the Nine Months
                  Ended September 30, 2004 and September 30, 2003.............6
                Notes to Condensed Financial Statements.....................7-8

Item 2.	        Management's Discussion and Analysis..........................9

Item 3.	        Controls and Procedures......................................12

PART II	OTHER INFORMATION

Item 1.	        Legal Proceedings............................................12
Item 5.	        Other Information............................................12
Item 6.         Exhibits and Reports on Form 8-K.............................13

SIGNATURES

SIGNATURES...................................................................13
EXHIBITS..................................................................14-20

-------------------------

                          PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The unaudited condensed balance sheet of the Registrant as of September 30, 2004, the audited balance sheet at December 31, 2003, and the unaudited condensed statements of operations, shareholders' impairment, and cash flows for the nine month and three month periods ended September 30, 2004 and September 30, 2003 follow. The unaudited condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

                         AMERICAN BUSINESS CORPORATION
                           CONDENSED BALANCE SHEETS

                                              June 30, 2004   December 31,
Assets	                                       [unaudited]           2003
Current assets -
   Cash	                                      $       2,191   $         --
   Note receivable                                  126,529	        --
      Total current assets                          128,720             --
                                               ------------    -----------
   Property, net                                     21,632             --
   Deferred compensation, net                       140,000             --
                                               ------------    -----------
      Total Assets                            $     290,352   $         --
                                               ============    ===========

             Liabilities and Shareholders' Impairment

Current liabilities
  Accrued expenses                            $     330,564        320,343
  Accrued interest                                3,273,268      3,273,268
  Due to related parties                          3,619,167      2,996,460
  Loans payable                                   2,518,000      2,518,000
  Convertible debentures                          3,793,460      3,793,460
  Net liabilities of discontinued operations      4,440,657      4,440,657
                                               ------------   ------------
      Total current liabilities                  17,975,116     17,342,188
                                               ------------   ------------


Shareholders' Impairment
  Preferred stock, no par value; (10,000,000
  shares authorized)
    Series A (99,000 and 999,000 shares issued
     and outstanding, respectively)                      76            762
    Series B (2,000 shares issued and
     outstanding)                                 2,000,000      2,000,000
    Series C (450,000 shares issued and
     outstanding)                                   135,000        135,000
    Series D (950 shares issued and outstanding)    950,000        950,000
    Series E (2,300 shares issued and
     outstanding)                                 2,300,000      2,300,000
    Common stock, par value $.001 per share;
     500,000,000 authorized, 71,870,517 and
     54,370,517 issued and outstanding,
     respectively                                    71,870         54,370
 Additional paid-in capital                      14,803,887     14,538,201
 Accumulated deficit                            (37,945,597)   (37,320,521)
                                                -----------    -----------
       Total Shareholders' Impairment           (17,684,764)   (17,342,188)
                                                -----------    -----------

       Total Liabilities and Shareholders'
         Impairment                            $    290,352   $         --
                                                ===========    ===========

See notes to condensed financial statements.

                           AMERICAN BUSINESS CORPORATION
                         CONDENSED STATEMENTS OF OPERATIONS
                                   [Unaudited]

                                      Nine Months Ended       Three Months Ended
                                         September                September 30
                                      -----------------       ------------------
		                        2004       2003       2004       2003

                                      --------  ---------   ---------  ---------
Revenues	 	             $       - $        -  $        - $        -
                                      --------  ---------   ---------  ---------
Operating Expenses:
  Depreciation and amortization         11,139	    1,910       8,639        637
  Interest expense                      87,876     82,831      29,729     28,425
  Administrative expenses              526,061    217,204     172,024     63,991
                                      --------  ---------   ---------  ---------
    Total operating expenses           625,076    301,945     210,392     93,053
                                      --------  ---------   ---------  ---------
Net loss                             $(625,076)$ (301,945) $ (210,392)$  (93,053)
                                      ========  =========   =========  =========
Net loss per common share -
basic and fully-diluted              $  (0.01) $  (0.01)   $  (0.00)  $  (0.00)
                                      ========  =========   =========  =========
Weighted average number of
common shares outstanding -
basic and fully-diluted	            66,170,517 52,285,438  75,620,517 52,285,438
                                    ========== ==========  ========== ==========

See notes to condensed financial statements.

                     AMERICAN BUSINESS CORPORATION
            CONDENSED STATEMENT OF SHAREHOLDERS' IMPAIRMENT

                            Preferred        Preferred          Preferred          Preferred      Preffered
                            Stock            Stock              Stock              Stock          Stock
                            Series A         Series B           Series C           Series D       Series E
                            Shs      Amt     Shs    Amt         Shs      Amt       Shs  Amt       Shs    Amt
                            -------  ------  -----  ----------  -------  --------  ---  --------  -----  ----------
Balance, January 1, 2003    999,000  $  762  2,000  $2,000,000  450,000  $135,000  950  $950,000  2,300  $2,300,000

Restatement for change in
par value of common               -       -      -           -        -         -    -         -      -           -
                            -------  ------  -----  ----------  -------  --------  ---  --------  -----  ----------

January 1, 2003, restated   999,000  $  762  2,000  $2,000,000  450,000  $135,000  950  $950,000  2,300  $2,300,000

Net income                        -       -      -           -        -         -    -         -      -           -
                            -------  ------  -----  ----------  -------  --------  ---  --------  -----  ----------
Balance, December 31, 2003  999,000  $  762  2,000  $2,000,000  450,000  $135,000  950  $950,000  2,300  $2,300,000

    [2004 unaudited]

Shares converted to shares (900,000)   (686)     -           -        -         -    -         -      -           -
Shares issued for services        -       -      -           -        -         -    -         -      -           -
Shares issued as deposit          -       -      -           -        -         -    -         -      -           -
Deposit shares cancelled          -       -      -           -        -         -    -         -      -           -
Shares issued to officer          -       -      -           -        -         -    -         -      -           -

Net loss                          -       -      -           -        -         -    -         -      -           -
                            -------  ------  -----  ----------	-------  --------  ---  --------  -----  ----------
Balance, September 30,
                  2004       99,000  $   76  2,000  $2,000,000  450,000  $135,000  950  $950,000  2,300  $2,300,000
                            =======  ======  =====  ==========  =======  ========  ===  ========  =====  ==========


                            Common Stock         Additional Paid-  Accumulated    Total Shareholders'
                            Shs         Amt      In Capital        Deficit        Impairment
                            ----------  -------  ----------------  ------------   -------------------
Balance, January 1, 2003    54,370,517  $     -  $    14,592,571   $(40,579,951)  $      (20,601,130)

Restatement for change in
par value of common                  -   54,370          (54,370)             -                    -
                            ----------  -------  ----------------  ------------   -------------------

January 1, 2003, restated   54,370,517   54,370  $    14,538,200   $(40,579,951)  $      (20,601,130)

Net income                           -        -                -      3,258,942            3,258,942
                            ----------  -------  ----------------  ------------   -------------------
Balance, December 31, 2003  54,370,517  $54,370  $    14,538,200   $(37,320,521)  $      (17,342,188)

    [2004 unaudited]

Shares converted to shares   9,000,000    9,000           (8,314)             -                    -
Shares issued for services   3,500,000    3,500          129,000              -              132,500
Shares issued as deposit     5,000,000    5,000          145,000              -              150,000
Deposit shares cancelled    (5,000,000)  (5,000)        (145,000)             -             (150,000)
Shares issued to officer     5,000,000    5,000          145,000              -              150,000

Net loss                             -        -                -       (625,076)            (625,076)
                            ----------  -------  ----------------  ------------   -------------------

Balance, September 30,
                  2004      71,870,517  $71,870  $    14,803,887   $(37,945,597   $      (17,684,764)
                            ==========  =======  ================  ============   ===================

See notes to the condensed financial statements.

See notes to condensed financial statements.

                             AMERICAN BUSINESS CORPORATION
                               STATEMENTS OF CASH FLOWS
                                       [Unaudited]

                                                Six Months Ended June 30,
                                              ---------------------------
                                                  2004           2003
                                              ------------   ------------
                                               [unaudited]    [unaudited]

Cash flows from operating activities -
  Net income (loss)                            $ (625,076)    $	(301,945)
Adjustments to reconcile net loss to net
  cash used by operating activities
  Depreciation and amortization expense            11,139          1,910
  Services obtained for common shares             132,500             --
  Increase in note receivable                    (126,529)            --
  Increase in accrued expenses                     10,221            528
  Increase in accrued interest                     87,876         82,831
  Decrease in net liabilities of
    discontinued operations                            --        (10,616)
                                                 --------      ---------
Net cash used by operating activities            (509,869)      (227,292)
                                                 --------      ---------
Cash flows from investing activities -
  Additions to property                           (22,770)            --
  Increase in deferred compensation              (150,000)            --
                                                 --------      ---------
Net cash used by investment activities           (172,770)            --
                                                 --------      ---------
Cash flows from financing activities
  Net proceeds from related parties               534,830        227,292
  Common shares issued to management              150,000             --
                                                 --------      ---------
Net cash provided by financing activities         684,830        227,292
                                                 --------      ---------
Net change in cash                                  2,191             --
Cash at beginning of period                            --             --
                                                 --------      ---------
Cash at end of period                           $   2,191     $       --
                                                 ========      =========


   SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCE ACTIVITIES

Accrued interest reclassified to Convertible
  Note due to related parties	                $  87,876     $   82,831
                                                 ========      =========
Increase in par value of Common Stock           $      --         54,370
                                                 ========      =========
Related decrease in Additional Paid-in Capital	$      --     $  (54,370)
                                                 ========      =========

See notes to condensed financial statements.

                        AMERICAN BUSINESS CORPORATION
                      NOTES TO THE FINANCIAL STATEMENTS

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The Registrant's operating results for the nine months and three months ended September 30, 2004, and 2003 are not necessarily indicative of the results that may be or were expected for the years ended December 31, 2004, and 2003. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and notes thereto of the Registrant included in its Form 10-KSB for the period ended December 31, 2003.

Note 2 -  Redirection of the Registrant's Activities

At a Special Meeting of Shareholders held June 17, 2004 (the "Meeting"), a majority of the Registrant's shareholders approved amending the Registrant's Articles of Incorporation to change its name to American Business Corporation, increase the authorized Common Stock from 75,000,000 to 500,000,000 shares, and increase the par value of the Common Stock from no par value to $.001 per share. The increase in par value and the number of authorized shares of the Registrant's Common Stock has been reflected as a restatement of the related opening account balances. The actions taken at the Meeting were in anticipation of a planned reorganization of the Registrant's liabilities and shareholders' accounts and the planned election by the Registrant to be regulated as a business development company.

Note 3 - Related Party Transactions

As previously reported, and by virtue of (i) a 6% secured convertible promissory note due to Brentwood Capital Corp., an affiliated privately owned New York merchant banking corporation ("Brentwood"), dated September 27, 2002, in the aggregate principal amount of $2,011,691 and convertible into 201,169,085 shares of the Registrant's Common Stock, $.001 par value per share; and (ii) Brentwood's record ownership of 1,435,000 shares of the Registrant's common stock, which in the aggregate equal 202,604,085 common shares and equivalents or approximately 54% of the Registrant's total capitalization, the Registrant may be deemed to be controlled by Brentwood.

Similarly, and as previously reported, Midwest Merger Management, LLC, a Kentucky limited liability company and its affiliates ("Midwest") is the record owner of 3,459,800 shares of the Registrant's common stock, 990,000 common shares issuable upon conversion of outstanding shares of Series A preferred stock and 45,000,000 common shares issuable upon conversion of outstanding shares of Series C preferred stock or approximately 14% of the Registrant's common stock and equivalents. Accordingly, the Registrant may be deemed to be controlled by Midwest. In connection with its ongoing support of the Registrant's efforts to reorganize, Midwest has advanced it an aggregate of $1,607,203 to fund its activities through and including the end of this fiscal quarter.

At September 30, 2004, the aggregate indebtedness to related parties was $3,619,167. The Registrant intends to settle its aggregate obligations to Midwest and Brentwood in the course of its planned reorganization to a business development company.

Note 4 - Per Share Results

The common share equivalents associated with the Registrant's issued and outstanding convertible notes and Preferred Stock were not included in computing per share results as their effects were anti-dilutive.

Note 5 - Income Taxes (Benefits)

At December 31, 2003, the Registrant had available approximately $23,000,000 of net operating loss carry-forwards, which expire between December 31, 2008 and December 31, 2021, that may be used to reduce future taxable income.

Note 6 - Note Receivable

On July 12, 2004, and as previously reported in the Registrant's Form 10-QSB dated August 16, 2004, the Registrant as lender, is a party to a Loan Agreement and annexed 10% promissory note of even date (collectively the "Loan Agreement") among the Registrant, Clayton, Dunning & Company Inc., a Florida corporation and registered broker dealer as borrower ("CDC"), and Robert C. Lau and Patricia D. Lau, as co-makers (collectively "Lau") wherein the Registrant lent $125,000 (the "Loan") to CDC. On September 9, 2004, the Registrant advised CDC and Lau that they were in default under the Loan Agreement as a result of their failure to deliver certain employment and consulting agreements to the Registrant. CDC and Lau cured this default prior to September 30, 2004.


On October 1, 2004, and subsequent to the period covered by this Report, the Registrant advised CDC, Lau and the law firm that is acting as escrow agent for the shares of CDC forming the collateral security for the Loan, that CDC and Lau had materially defaulted under the Loan Agreement by failing to cause Eric
M. Westbury and/or Charleston Capital, LLC to surrender to CDC a certificate or certificates representing an aggregate of 200 issued and outstanding shares of CDC's common stock on or before September 30, 2004. As a result of the default, the Registrant declared the entire unpaid principal and all accrued interest comprising the Loan to be due and payable. The Registrant also served CDC and Lau with a notice of eviction from the Registrant's facilities.

Note 7. Abandoned Transaction. On July 26, 2004, and as previously reported in the Registrant's Form 10-QSB dated August 16, 2004, the Registrant abandoned its proposed transaction with Hybrid-Systems.com, Inc., a Florida corporation engaged in the assembly, marketing and sale of computer components and systems ("Hybrid"). Pursuant to the June 3, 2004, Stock Exchange Agreement, the Registrant agreed to acquire all of the issued and outstanding capital stock of Hybrid from its shareholders solely in consideration for a downward computable number of shares of the Registrant's common stock based upon the audited financial statements of Hybrid. The transaction was abandoned when the number of shares the Registrant owed was below zero.

Note 8 - Rescission of Y2 Ultra Filter Transaction

On October 25, 2004, subsequent to the period covered by this report, and as more fully described in Item 5 of Part II of this report, the Registrant caused the execution and delivery of a Rescission and Release Agreement by and among the Registrant, Y2 Ultra-Filter, Inc., a Wyoming corporation ("Y2"), Midwest Merger Management, LLC, a Kentucky limited liability company ("MMM") and The Huff Grandchildren Trust, a trust organized under the laws of the State of Kentucky (the "Rescission Agreement") wherein and whereby the Registrant and the other parties agreed to rescind and terminate the Purchase and Contribution Agreement dated as of April 28, 2004.

Note 9 - Going Concern

The Registrant's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Registrant had negative working capital at September 30, 2004, of $17,846,396. In addition, the Registrant has incurred an accumulated deficit of $(37,945,597) through September 30, 2004. The Registrant is dependent upon the efforts of Midwest and Brentwood to raise funds for its continued survival. The Registrant's ability to continue to receive this level of support from Midwest and Brentwood is uncertain. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

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

When used in this discussion, words such as "believes", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Registrant undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Registrant's business.

Nine Month Periods Ended September 30, 2004 and 2003:

Revenues. - As a direct result of the Registrant's inability to continue its failing freight transportation services beyond November 2000, the Registrant had no revenues during either the nine month period ended September 30, 2004 ("9M4") or the nine month period ended September 30, 2003 ("9M3"). The Registrant continues working through the restructure of its debt and the mitigation of outstanding litigation.

Expenses and Income Taxes - General and administrative expenses for 9M4 were $625,076 compared to $301,945 for 9M3. This increase is consistent with the Registrant's strategy of redirecting its focus toward becoming a candidate to acquire or merge with a profitable, privately-held business operation. Accordingly, the Registrant's recurring administrative expenses include:
(i) professional fees (legal and accounting) associated with the resolution of the Registrant's affairs with its former creditors and investors, and the maintenance of its reporting requirements and good standing, (ii) interest on its outstanding convertible note due to Brentwood (commencing on October 1, 2003), (iii) other ancillary expenses, and (iv) the payment of minimum franchise taxes.

Net Loss - As a result of the foregoing, the Registrant experienced a net loss of $(625,076) for 9M4 compared to a net loss of $(301,945) for 9M3. When related to the weighted average number of common shares outstanding during 9M4 and 9M3, per share results were a net loss of $(0.01)for both periods.

Quarters Ended September 30, 2004 and 2003:

Revenue - As a direct result of the Registrant's inability to continue its failing freight transportation services beyond November 2000, the Registrant had no revenues during either the third quarter ending September 30, 2004 ("3Q4") or the third quarter ended September 30, 2003 ("3Q3"). The Registrant continues working through the restructure of its debt and the mitigation of outstanding litigation.

Expenses and Income Taxes - General and administrative expenses for 3Q4 were $210,392 compared to $93,053 for 3Q3. This increase is consistent with the Registrant's strategy of redirecting its focus toward becoming a candidate to acquire or merge with a profitable, privately-held business operation. Accordingly, the Registrant's recurring administrative expenses include: (i) professional fees (legal and accounting) associated with the resolution of the Registrant's affairs with its former creditors and investors, and the maintenance of its reporting requirements and good standing, (ii) interest on its outstanding convertible note due to Brentwood (commencing on October 1, 2003), (iii) other ancillary expenses, and (iv) the payment of minimum franchise taxes.

Net Loss - As a result of the foregoing, the Registrant experienced a net loss of $(210,392) for 3Q4 compared to a net loss of $(93,053) for 3Q3. When related to the weighted average number of common shares outstanding during each period, per share results were a net loss of $(0.00) for both periods.

Liquidity and Capital Resources

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


				PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As previously disclosed in the Registrant's Form 10-KSB for the fiscal year ended December 31, 2003, the Registrant is and has been a party to 14 threatened or pending litigation matters. However, and during the three months ended September 30, 2004, no new litigation matter was initiated, and no litigation matter was terminated or materially modified.

ITEM 5.	OTHER INFORMATION

On October 25, 2004, and subsequent to the period covered by this report, the Registrant caused the execution and delivery of a Rescission and Release Agreement by and among the Registrant, Y2 Ultra-Filter, Inc., a Wyoming corporation ("Y2"), Midwest Merger Management, LLC, a Kentucky limited liability company ("MMM") and The Huff Grandchildren Trust, a trust organized under the laws of the State of Kentucky (the "Rescission Agreement") wherein and whereby the Registrant and the other parties agreed to rescind and terminate the a Purchase and Contribution Agreement dated as of April 28, 2004 and Amendment No. 1 to Purchase and Contribution Agreement dated as of June 30, 2004 changing the same to a License and Joint Venture Agreement and materially modifying the terms and conditions of the Purchase and Contribution Agreement. The transaction with Y2 was reported in the Registrant's Form 8-K Current Report as filed on July 21, 2004.

Pursuant to the Rescission Agreement, and in consideration for: (i) Y2's return of a certificate representing an aggregate of 27,000,000 shares of the Registrant's common stock; (ii) the cancellation by the Registrant of Y2's options to purchase 39,000,008 shares of the Registrant's common stock; (iii) the cancellation by Y2 of a call option MMM granted to Y2 to call a number of shares of the Registrant's common stock equal to fifty percent (50%) of the number of issued and outstanding common stock equivalents of the Registrant's preferred stock held by MMM, the Trust or any affiliate of either; and (iv) Y2's Y2 release of any claim of right, title or interest in or to A.I.R. Filters, LLC, a Delaware limited liability company formed by the Registrant, the Registrant gave up all of its previously licensed rights to exploit U2 Ultra Filter's patented filtration system technology to the worldwide gaming industry.

ITEM 6.  	EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     10(n) - Rescission and Release Agreement dated October 25, 2004

     31.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     31.2 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

During the three month period covered by this report, the Registrant filed one report on Form 8-K, its Current Report dated July 7, 2004, reporting the amended transaction with Y2 Ultra Filters, Inc

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Business Corporation

By:   /s/  Anthony R. Russo
      --------------------------
Chief Executive Officer, and Director


By:   /s/  Anthony R. Russo
      --------------------------
Chief Financial Officer


Dated: November 15, 2004

                                 EXHIBIT 10(N)

This Rescission and Release Agreement is made and entered into this 25th day of October, 2004, by and among American Business Corporation f/k/a Logistics Management Resources, Inc., a publicly owned Colorado corporation with offices at 477 Madison Avenue, 12th Floor, New York, NY 10022 ("AMBC"), Y2 Ultra-Filter, Inc., a Wyoming corporation with offices at 1735 Sheridan Ave, Suite 222, Cody, Wyoming 82414 ("Y2"), Midwest Merger Management, LLC, a Kentucky limited liability company with offices at 10602 Timberwood Circle, #9, Louisville, Kentucky 40223 ("MMM"), and The Huff Grandchildren Trust, a trust organized under the laws of the State of Kentucky with offices at 10602 Timberwood
Circle, #9, Louisville, Kentucky 40223 (the "Trust"). AMBC, Y2, MMM and the Trust are sometimes hereinafter individually referred to as a "Party" and collectively as the "Parties".

                                 W I T N E S S E T H:

WHEREAS, AMBC and Y2 are parties to a Purchase and Contribution Agreement dated as of April 28, 2004 (the "P and C Agreement"); and

WHEREAS, AMBC, Y2, MMM and the Trust are parties to Amendment No. 1 to the P and C Agreement dated as of June 30, 2004 changing the same to a License and Joint Venture Agreement and materially modifying the terms and conditions of the P and C Agreement (the "Amendment"); and

WHEREAS, the Parties have concluded that it is in their respective best interests to rescind the P and C Agreement and the Amendment and to return the Parties to the position they were in prior to April 28, 2004; and

WHEREAS, for convenience, the capitalized terms used herein shall have the same meaning as in the Amendment.

NOW, THEREFORE, for Ten ($10) Dollars and other good and valuable consideration, the receipt and sufficiency of which are each hereby acknowledged, the Parties agree as follows:

ARTICLE I    RESCISSION

1.1	Rescission of the P and C Agreement and the Amendment.  The Parties
hereby rescind the P and C Agreement and the Amendment nunc pro tunc to the dates thereof in accordance with the provisions of the laws of the states of Colorado, Wyoming, New York and Kentucky.

1.2	Return of Shares.  Simultaneously with the execution of this Agreement,
Y2 shall return to AMBC a certificate or certificates representing an aggregate of Twenty-Seven Million (27,000,000) shares of AMBC's common stock, $.001 par value per share that comprised the Initial Share Consideration for the Amendment. All certificates shall either be endorsed in blank with Medallion signature guaranteed or accompanied by a stock and bond power endorsed in blank with Medallion signature guaranteed; and shall be accompanied by a resolution of the Board of Directors of Y2 authorizing the return and cancellation thereof.

1.3	Cancellation of Options.  Y2 hereby agrees and consents to the cancellation of: (i) the 66 month First Option to purchase Nineteen Million and Eight (19,000,008) shares of AMBC's common stock, $.001 par value per share at an exercise price of $.10 per share; (ii) the 66 month Second Option to purchase an additional Twenty Million (20,000,000) shares of AMBC's common stock, $.001 par value per share at a price equal to the average closing price of AMBC's common stock in the OTC Bulletin Board Market for the last three trading days of the applicable calendar quarter immediately prior to their issuance; and (iii) the call option MMM granted to Y2 to call a number of shares of AMBC's common stock equal to fifty percent (50%) of the number of issued and outstanding common stock equivalents of AMBC's preferred stock, $.001 par value per share, held by MMM, the Trust or any affiliate of either, at a price to be determined by an appraiser located within the State of Kentucky within sixty (60) days of the notice of Y2's call. The foregoing are hereinafter collectively referred to as the "Options".

1.4	Release of Interest in the Joint Venture.  Y2 hereby acknowledges that in furtherance of the terms of the Amendment AMBC and/or MMM caused the due formation of Delaware limited liability company under the name A.I.R. Filters, LLC. Accordingly, and simultaneously with the execution of this Agreement, Y2 hereby releases any claim of right, title or interest in or to the LLC.

1.5	Release of Interest in the Rights.  AMBC, MMM and the Trust hereby release any claim of right, title or interest in or to the Rights to market, distribute and sell the Licensed Products into the Market utilizing the Patents and know how comprising the Technology.

                              ARTICLE II
                       MUTUAL AND FINAL RELEASES

2.1 	Release of Y2 by AMBC, MMM and the Trust.  For and in consideration of the above and foregoing premises and the mutual covenants, promises and agreements contained herein, AMBC, MMM and the Trust hereby jointly and severally release, acquit and forever discharge Y2, as well as Y2's officers, directors, shareholders, affiliates, successors and assigns, if any, from and against any and all actions, causes of action, suits, claims, demands, rights, controversies, debts, agreements, damages, costs, expenses, liabilities and compensation whatsoever which they now have or may hereafter have arising out of or relating to the P and C Agreement and the Amendment.

2.2 	Release of AMBC, MMM and the Trust by Y2.  For and in consideration of the above and foregoing premises and the mutual covenants, promises and agreements contained herein, Y2 hereby releases, acquits and forever discharges AMBC, MMM and the Trust as well as their respective officers, directors, managers, members, beneficiaries and trustees from and against any and all actions, causes of action, suits, claims, demands, rights, controversies, debts, agreements, damages, costs, expenses, liabilities and compensation whatsoever which they now have or may hereafter have arising out of or relating to the P and C Agreement and the Amendment.

2.3	 Final Settlement.  The Parties each hereby jointly and severally acknowledge, understand and agree that they are aware that they or their attorneys may hereafter discover facts different from or in addition to the facts which they now know or believe to be true, but that it is their intention to fully, finally, absolutely and forever settle any and all claims, disputes and differences which now exist, may exist or may have existed between them and arising out of or relating to the P and C Agreement and the Amendment, and that in furtherance of such intention, the general and other releases given herein shall be and remain in effect as full and complete releases, notwithstanding any mistake of fact or the discovery of any different or additional facts.

                            ARTICLE  III
                REPRESENTATIONS, WARRANTIES AND COVENANTS

3.1	Representations and Warranties of Y2.  Y2I hereby represents and warrants to MMM, AMBC and the Trust as follows: (i) All necessary action has been taken to make this Agreement a legal, valid and binding obligation of Y2, and this Agreement is enforceable in accordance with its terms and conditions; and (ii) The execution and delivery of this Agreement and the performance by Y2 of its obligations hereunder will not result in any material breach or violation of or material default under any material agreement, indenture, lease, license, mortgage, instrument, or understanding, nor result in any violation of any law, rule, regulation, statute, order or decree of any kind to which Y2 is a party.

3.2	 Representations and Warranties of MMM, AMBC and the Trust.  MMM, AMBC
and the Trust hereby jointly and severally represent and warrant to Y2 as follows: (i) All necessary action has been taken to make this Agreement a legal, valid and binding obligation of MMM, AMBC and the Trust, and this Agreement is enforceable in accordance with its terms and conditions; and (ii) The execution and delivery of this Agreement and the performance by MMM, AMBC and the Trust of their respective obligations hereunder will not result in any material breach or violation of or material default under any material agreement, indenture, lease, license, mortgage, instrument, or understanding, nor result in any violation of any law, rule, regulation, statute, order or decree of any kind to which either MMM, AMBC and the Trust are a party.

                                ARTICLE  IV
                               MISCELLANEOUS

4.1	Entire Agreement; Modification.  This Agreement sets forth and constitutes the entire agreement between the Parties hereto with respect to the subject matter hereof, and supersedes any and all prior agreements, understandings, promises, and representations made by any Party to any other concerning the subject matter hereof and/or the terms applicable hereto. This Agreement may not be released, discharged, amended or modified in any manner except by an instrument in writing signed by duly authorized representatives of the Parties hereto.

4.2 Severability. The invalidity or unenforceability of one or more provisions of this Agreement shall not affect the validity or enforceability of any of the other provisions hereof, and this Agreement shall be construed in all respects as if such invalid or unenforceable provisions are omitted.

4.3  Governing Law.  This Agreement shall be deemed to have been made in and shall be governed by and interpreted under and construed in all respects in accordance with the laws of the State of New York, irrespective of the place of
domicile or residence of any Party.   All Parties agree to venue in the City
of New York, County of New York, State of New York, and agree to submit any disagreements hereunder to the appropriate court in said city and state.

4.4 Waivers. The failure of any Party hereto to insist, in any one or more instances, upon the performance of any of the terms, covenants or conditions of this Agreement, or to otherwise exercise any right hereunder, shall not be construed as a waiver or relinquishment of the future performance of any such term, covenant or condition or the future exercise of such right, but the obligations of the Party with respect to such future performance shall continue in full force and effect.

4.5 Headings. The headings of the articles, sections and paragraphs used in this Agreement are included for convenience only and are not to be used in construing or interpreting this Agreement.

4.6 Successor and Assigns. This Agreement, and each and every provision hereof, shall be binding upon and inure to the benefit of the Parties, their respective successors, successors-in-title, heirs and assigns, and each and every successor-in-interest to any Party, whether such successor acquires such interest by way of gift, purchase, foreclosure, or by any other method, who shall hold such interest subject to all the terms and conditions of this Agreement.

4.7 Survival of Representations. The representations, warranties and agreements of the parties hereto which are contained in this Agreement shall survive the execution hereof, and shall be unaffected by any investigation made by any Party at any time.

4.8 Further Assurances. Each Party hereto further agrees that they shall, either collectively or individually, take such further and additional action as may be reasonable and necessary to carry into full effect the intent of this agreement and to otherwise provide for the fulfillment hereof.

4.9 Notices. All notices and other communications required or permitted hereunder shall be delivered personally, sent via facsimile, certified or registered mail, return receipt requested, or next day express mail or courier, postage prepaid with proof of receipt, to the addresses first set forth above, which addresses are true and correct. Addresses and/or telephone numbers may be changed by notice given in the manner provided herein. Any such notice shall be deemed given (i) when delivered if delivered personally, (ii) the day after deposit with the express or courier service when sent by next day express mail or courier, (iii) five (5) days after deposit with the postal service when sent by certified or registered mail, or (iv) when sent over a facsimile system with answer back response set forth on the sender's copy of the document;

IN WITNESS WHEREOF, the Parties have caused this Agreement to be executed on the date first above written.

American Business Corporation


By: ___/s/  Anthony R. Russo____
      Anthony R. Russo, President


Y2 Ultra-Filter, Inc.


By:___/s/ Ira Gentry___________
        Ira Gentry, President

Midwest Merger Management, LLC


By:__/s/ _ Michele Brown ______
     Michele Brown, Manager


The Huff Grandchildren Trust


By:___/s/ _W. Anthony Huff  ___
     W. Anthony Huff, Trustee

                                 EXHIBIT 31.1

                        AMERICAN BUSINESS CORPORATION

                   CERTIFICATIONS PURSUANT TO SECTION 302
                     OF THE SARBANES-OXLEY ACT OF 2002

I, Anthony R. Russo, the Registrant's Chief Executive and Chief Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of American Business Corporation;

     2. Based on my knowledge, this quarterly report does not contain any
untrue   statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report; and

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

          a) Designed and recently commenced the implementation of such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared; and

          b) Evaluated the increasing effectiveness of the Registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation.


Dated:  November 15, 2004

/s/     Anthony R. Russo
---------------------------
Chief Executive Officer
and Chief Financial Officer

                                 EXHIBIT 32.1

                       AMERICAN BUSINESS CORPORATION

                    CERTIFICATION PURSUANT TO SECTION 906
                      OF THE SARBANES-OXLEY ACT OF 2002


	In connection with the Quarterly Report of American Business Corporation on Form 10-QSB for the quarterly period ended September 30, 2004, as filed with the Securities and Exchange Commission on November 15, 2004 (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2003, that:

	(1) The Report fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

	(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of American Business Corporation.

Date:  November 15, 2004


/s/     Anthony R. Russo
---------------------------
Chief Executive Officer
and Chief Financial Officer