Form 10KSB
period 2004-12-31
AMERICAN BUSINESS CORP
filed 2005-05-27
CIK 820408

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10KSB

Annual Report under Section 13 or 15 (d) of the Securities Exchange Act 1934:

Fiscal Year Ended December 31, 2004

Commission File Number: 33-9640-LA

AMERICAN BUSINESS CORPORATION

(Exact Name of Registrant in its Charter)

Colorado	68-0133692
(State or other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

222 Grace Church Street, Suite 300

Port Chester, NY 10573

(Address of Principal executive Offices including Zip Code)

(914) 939 - 5081

(Registrant’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value per share

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that we were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment thereto.  ☐.

Registrant’s revenues for its most recent fiscal year: $ - 0 -

Market value of common stock held by non-affiliates at March 31, 2005: $501,650

Shares of Common Stock outstanding at March 31, 2005: 69,870,517 shares

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

American Business Corporation (f/k/a Logistics Management Resources, Inc.) was incorporated in Colorado in January 1987, under the name Northern Dancer, Inc. In September 1998, in a reverse merger business combination in which we were the survivor, we acquired all of the issued and outstanding shares of common stock of U.S. Trucking, Inc., a privately owned Nevada corporation (“Trucking”) solely in consideration for an aggregate of 15,877,300 shares of our common stock, no par value per share and changed our name to that of Trucking. Through wholly owned subsidiaries, Trucking was engaged in providing freight transportation services to large corporations and the operation of a regional truckload carrier specializing in the short to medium haul market segments.

By late 2000, in the face of substantial losses, we determined it was in our best interest to cease operations of our unprofitable transportation business. Accordingly, on November 30, 2000, four of our operating subsidiaries that collectively comprised substantially all of the unprofitable business, filed for Chapter 11 protection in the Bankruptcy Court of the Northern District of Florida. Shortly thereafter and principally as a result of our failure to successfully implement a plan of reorganization, the court-appointed Trustee in Bankruptcy converted the case to a Chapter 7 liquidation. Notwithstanding the liquidation of our subsidiaries and the cessation of our transportation business, we did not seek bankruptcy protection. Rather, our management has been working to resolve, through negotiations, the settlement or mitigation of the liabilities occasioned by our failed transportation business. Although there can be no assurance, our management believes that we may eventually be in a position to favorably restructure our self through a business combination with a profitable privately owned company.

In February 2002, our Board of Directors and shareholders approved a change of name to Logistics Management Resources, Inc., and a 1 for 100 reverse split of all shares of our common stock. The reverse split became effective on February 12, 2002. On June 17, 2004, our Board of Directors and shareholders approved a change of name to American Business Corporation.

Our address is 222 Grace Church Street, Suite 300, Port Chester, NY 10573, and our telephone and facsimile numbers are (914) 393-5081 and (914) 939-6138, respectively. Our common stock trades on the OTCBB market under the symbol AMBC. Our transfer agent is Corporate Stock Transfer, Inc. of Denver, Colorado.

Recent Developments

Extension of Note Payable

At March 31, 2004, we were unable to make any of the scheduled payments to Brentwood. Accordingly, and pursuant to a written amendment agreement of even date therewith: (i) the due date of the Note was extended to November 2009; (ii) the commencement of principal payments was deferred to December 1, 2005; (iii) all interest due and owing from September 27, 2002, through September 27, 2005, shall be due and payable by us in one lump sum on October 1, 2005; and (iv) all additional interest shall be due and payable monthly, in arrears commencing on November 1, 2005. The amendment further provided that any future defaults in payment which remain uncured beyond 30 days, would result in the Note becoming due on demand. Accrued interest applicable to the Note during 2004 and 2003 was $112,654 and $111,262, respectively.

Licensing Agreement with Y2 Ultra-Filters, Inc.

On May 21, 2004, we and Y2 Ultra-Filters, Inc., a privately owned Wyoming corporation (“Y2”) agreed upon the terms and conditions of a form of Purchase and Contribution Agreement to be effective on April 28, 2004 wherein we agreed to purchase the exclusive worldwide rights to market and sell Y2’s filtration system technology known as U2-Ultra FilterTM for applications within the worldwide gaming industry for the life of the technology (the “License”). The U2-Ultra FilterTM technology is the subject of patents issued in the United States, Europe, Australia, Canada and Taiwan. Thereafter, the parties were engaged in extensive negotiations concerning the definitive terms and conditions of the original form of agreement and whether or not the same reflected the intent of the parties. During this period, we experienced a change in our management, with Anthony R. Russo becoming our President and Chief Executive Officer. Pursuant to an amendment to the original agreement executed on July 7, 2004 but effective as of June 30, 2004, the parties changed the Purchase and Contribution Agreement to a License and Joint Venture Agreement, in which Midwest Merger Management, LLC, a Kentucky limited liability company (“MMM”), and The Huff Grandchildren Trust, a trust organized under the laws of the State of Kentucky (the “Trust”) and A.I.R. Filters, LLC, a Delaware limited liability company (the “LLC”) were added as parties to the agreement.

Pursuant to the amended agreement, and in addition to the License, we and Y2 agreed to establish the LLC as a joint venture to commercialize the U2-Ultra FilterTM technology within the worldwide gaming industry. In consideration for its exclusive license, we agreed to 1) originally issue 27,000,000 shares of its common stock, $.001 par value per share, to Y2; 2) grant to Y2 a 66 month option to purchase 19,000,008 common shares at $.10 per share (the “First Option”); 3) grant to Y2 a second 66 month option to purchase 20,000,000 additional common shares (the “Second Option”); and 4) cause MMM and the Trust to grant to Y2 the exclusive right to call fifty percent (50%) of the common stock and equivalents held by MMM, the Trust or any affiliate of either, at a price to be determined by an appraiser located within the State of Kentucky within sixty (60) days of the notice of Y2’s call (the “Call Option”). The call Option is only exercisable if and when the annualized net sales of the LLC equaled or exceeded $100,000,000 during any calendar quarter prior to the fifth anniversary of June 30, 2004.

The First Option is exercisable at the rate of 791,667 shares for each $1,000,000 in annualized sales generated by the LLC. The shares issuable under the First Option will vest upon the completion of each 12 month period commencing July 1, 2004 through June 30, 2009, based on the annual sales of the LLC during that prior 12 month period. Vesting of the shares issuable under the First Option is determined at the rate of 791,667 shares for each million in revenue up to a maximum of 19,000,008 shares. The exercise price of the First Option was arbitrarily determined as approximately the average closing price of our common stock in the OTC Bulletin Board Market during the period of negotiations between the parties.

The shares issuable under the Second Option shall vest and be exercisable at the rate of 1,000,000 shares for each $1,000,000 in annualized net sales of the LLC in excess of $24,000,000. The Second Option will be issued once the LLC annualized sales have reached $24,000,000. The shares issuable under the Second Option shall also vest upon the completion of each 12 month period ending June 30th through 2009 based on the annual sales of the LLC in excess of $24,000,000. The exercise price will be equal to the average closing price of our common stock in the OTC Bulletin Board Market for the last three trading days of the applicable calendar quarter prior to issuance. As hereinafter disclosed, we terminated our agreement with Y2 on October 25, 2004.

Employment Arrangement

Effective June 1, 2004, Anthony R. Russo, became our President, Chief Executive and Chief Financial Officer at a level of compensation equal to $15,000 per month through February 2005, and $20,000 per month thereafter. The terms and conditions of Mr. Russo’s employment agreement with us, including his entitlement to incentive compensation in cash and/or shares have yet to be finalized.

Settlement of Goldberg Litigation

Boutine Capital, II, LLC and its principal, Gary J. Graham, filed a Third-Party Complaint against us and several of our officers in an action commenced by A.B. Goldberg, as plaintiff, in the District Court of the State of Colorado, Arapahoe County. We and the other parties executed a Settlement and Release for this and other matters involving these and other parties. Pursuant to the settlement, and on June 1, 2004, we originally issued 250,000 shares to Stephen G. Calandrella and 750,000 shares to A B Goldberg. The shares we issued to Messrs. Calandrella and Goldberg had previously been registered by us under the Securities Act pursuant to a Form S-8 Registration Statement.

Special Meeting of Shareholders

At a Special Meeting of Shareholders held June 17, 2004 (the “Meeting”), a majority of our shareholders approved the following three matters: (i) amending our Certificate of Incorporation to change its name to American Business Corporation (“Item 1”); (ii) increase the number of shares of Common Stock we are authorized to issue from 75,000,000 shares to 500,000,000 shares (“Item 2”); and (iii) increasing the par value of our Common Stock from no par value to $.001 per share (“Item 3”). The actions taken at the Meeting were in anticipation of a proposed reorganization of us into a business development company. The votes cast for, against and abstained from each matter were as follows:

Matter	Shares Entitled to Vote	Voted For	Voted Against	Abstained
Item 1	106,860,517	62,215,823	4	7
Item 2	106,860,517	62,183,268	19,553	13,013
Item 3	106,860,517	61,789,101	426,703	0

On June 22, 2004, and as reported in our Form 8-K Current report dated June 28, 2004, we caused an amendment to our Articles of Incorporation to be filed with the Secretary of State of Colorado (the “Amendment”). Pursuant to the Amendment, we changed our name from Logistics Management Resources, Inc. to American Business Corporation, increased the number of shares of our authorized capital stock from 75,000,000 to 500,000,000 and amended the par value of our authorized capital stock from no par value per share to $0.001 per share. The Amendment was approved at a Special Meeting of our Stockholders held on June 17, 2004, as aforesaid.

Loan Agreement

On July 12, 2004, and pursuant to a Loan Agreement and annexed 10% promissory note of even date (the “Loan Agreement”) among us as lender, Clayton, Dunning & Company Inc., a Florida corporation and registered broker dealer (“CDC”) as borrower, and Robert C. Lau and Patricia D. Lau, as co-makers (the Co-Makers”), we lent $125,000 (the “Loan”) to CDC. The Loan, which was made in contemplation of a long term relationship with CDC as described below under Letter of Intent, was due and payable in 13 months or within ten days after an event of default. The Loan was secured by our first lien and security interest in 800 issued and outstanding shares of CDC’s common stock owned by the Co-Makers, representing an 80% equity interest in CDC and held in escrow by the Co-Maker’s attorney. In addition to the customary representations and warranties, and default provisions, the Loan Agreement provides that only in the event the Co-Makers’ deliver 350 issued and outstanding shares of CDC’s common stock to us prior to the due date of the Loan, the obligation of CDC to repay the Loan would be forgiven by us and the Note shall be and be deemed to be paid in full.

Letter of Intent

On July 12, 2004, we entered into a letter of intent (the “Letter”) with the Co-Makers, as the individual owners of 800 issued and outstanding shares of common stock of CDC representing 80% of CDC. The Letter set forth the principal terms pursuant to which we and three employees of CDC (collectively the “Buyers”) proposed to acquire all 1,000 issued and outstanding shares of common stock of CDC in a stepped transaction. The Letter also set forth the terms and conditions pursuant to which we would make 1) a short term loan available to CDC of up to a maximum of $125,000, and 2) a $125,000 capital contribution to CDC. In addition, the Letter sets forth the terms and conditions pursuant to which the Co-Makers shall grant to the Buyers the exclusive and irrevocable right to nominate and appoint such number of directors to CDC’s Board of Directors as shall equal 65% thereof, covenant and agree to vote their shares of CDC’s common stock in favor of the Buyers’ nominees; and grant to us a security interest in the Shares as collateral for our $125,000 short term loan.

Our obligations under the Letter are subject to and conditioned upon: the negotiation, execution and delivery of (i) a definitive stock purchase agreement, option agreement, shareholders’ agreement, and escrow agreement on or before August 31, 2004; (ii) the execution of the certain employment agreements and a consulting agreement; (iii) CDC’s satisfactory resolution of any obligation it may have under an agreement with Eric M. Westbury including the exchange of general releases and the return of Mr. Westbury’s shares of CDC’s common stock representing a 20% equity interest in CDC; (iv) the approval of the Transaction by the NASD; and (vi) the other conditions precedent enumerated in the Letter. The transaction made the subject of the Letter was never consummated.

Registration Statement on Form S-8

On July 26, 2004, we filed a Registration Statement on Form S-8, No. 333-117661, (the “S-8”) wherein we registered an aggregate of 50,000,000 shares of our Common Stock, $.001 par value per share, for issuance under our 2004 Long Term Incentive Plan. On August 23, 2004, and as disclosed in the following paragraph, we issued an aggregate of 1,500,000 shares of our Common Stock, $.001 par value per share under the S-8.

Weidenbaum Consulting Agreement

On August 16, 2004 we entered into a written Consulting Agreement with Robert Weidenbaum wherein we engaged Mr. Weidenbaum to aid and assist in our then proposed recapitalization, reorganization and restructuring as a business development company including but not limited to locating and contacting our creditors and shareholders. In consideration for his services, we issued Mr. Weidenbaum an aggregate of 1,500,000 shares of our Common Stock, $.001 par value per share. The shares we issued under the S-8.

Rescission of Y2 Ultra-Filter, Inc. Licensing Agreement

On October 25, 2004, we caused the execution and delivery of a Rescission and Release Agreement by and among us, Y2 Ultra-Filter, Inc., a Wyoming corporation (“Y2”), Midwest Merger Management, LLC, a Kentucky limited liability company (“MMM”) and The Huff Grandchildren Trust, a trust organized under the laws of the State of Kentucky (the “Rescission Agreement”) wherein and whereby we and the other parties agreed to rescind and terminate a Purchase and Contribution Agreement dated as of April 28, 2004 and Amendment No. 1 to Purchase and Contribution Agreement dated as of June 30, 2004 changing the same to a License and Joint Venture Agreement and materially modifying the terms and conditions of the Purchase and Contribution Agreement. The transaction with Y2 was reported in our Form 8-K Current Report as filed on July 21, 2004.

Pursuant to the Rescission Agreement, and in consideration for: (i) Y2’s return of a certificate representing an aggregate of 27,000,000 shares of our common stock; (ii) the cancellation by us of Y2’s options to purchase 39,000,008 shares of our common stock; (iii) the cancellation by Y2 of a call option MMM granted to Y2 to call fifty percent (50%) of the common stock and equivalents held by MMM, the Trust or any affiliate of either; and (iv) Y2’s Y2 release of any claim of right, title or interest in or to A.I.R. Filters, LLC, a Delaware limited liability company formed by us, we gave up all of our previously licensed rights to exploit U2 Ultra Filter’s patented filtration system technology to the worldwide gaming industry.

Our Business

Since ceasing its freight transportation services business on November 30, 2000, followed by our December 30, 2003, disposition of our ownership interest therein, we have not had any revenue from operations. During this period, we have principally been engaged in seeking to resolve the claims of our creditors. More recently, our management has begun to explore the possibility of seeking a business combination with a profitable privately owned company. Accordingly, and despite the fact that management does not consider us to be a development stage company, it is possible that we could be considered to be a blank check company. As defined in Section 7(b)(3) of the Securities Act of 1933, as amended (the “Securities Act”), a “blank check” company is an entity that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing “penny stock” securities as defined in Rule 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.

We intend to identify and negotiate with a business target for the merger of that entity with and into our company. In certain instances, a target company may wish to become our subsidiary or may wish to contribute or sell assets to us rather than to merge. No assurances can be given that we will be successful in identifying or negotiating with any target company. We seek to provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

A business combination with a target company will normally involve the transfer to the target company of the majority of our issued and outstanding common stock, and the substitution by the target company of its own management and board of directors. No assurances can be given that we will be able to enter into a business combination, or, if we do enter into such a business combination no assurances can be given as to the terms of a business combination, or as to the nature of the target company.

Risk Factors

Our business is subject to numerous risk factors, including the following:

No Operating History or Revenue and Minimal Assets. We have had an unprofitable operating history and no revenues or earnings from operations for the last two years. We have no significant assets or financial resources. We will, in all likelihood, incur operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss which will increase continuously until we can consummate a business combination with a target company. There can be no assurance that we will be able to identify such a target company and consummate such a business combination on acceptable terms or that it will derive any benefit from our net operating loss.

Speculative Nature Of Our Proposed Operations. The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of any identified target company. While our management intends to seek business combinations with entities having established operating histories, there can be no assurance that we will be able to identify a candidate satisfying such criteria. In the event we complete a business combination, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control.

Scarcity of and Competition for Business Opportunities and Combinations. We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

Continued Management Control, Limited Time Availability. While seeking a business combination, management anticipates devoting up to twenty (20) hours per month to our business. Our only executive officers are Danny L. Pixler and Anthony R. Russo, neither of whom have entered into written employment agreements with us or are expected to do so in the foreseeable future. We have not obtained key man life insurance on our two officers and directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of Mr. Pixler or Mr. Russo would adversely affect development of our business and its likelihood of consummating a business combination.

Conflicts of Interest - General. Both Messrs. Pixler and Russo, our two executive officers, participate in other business ventures which may compete directly with us. Although none are anticipated, conflicts of interest and non-arms length transactions may also arise in the future. Management does not anticipate that we will seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest. See “ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act”.

Lack of Market Research or Marketing Organization. We have not conducted, nor have others made available to us any market research indicating that demand exists for the transactions contemplated by us. Even in the event demand exists for a merger or acquisition of the type contemplated by us, there can be no assurance we will be successful in completing any such business combination.

Lack of Diversification. Our proposed operations, even if successful, will, at least in the short term and in all likelihood in the long term, result in us engaging in a business combination with only one business opportunity. Consequently, our activities will be limited to those engaged in by the business opportunity which we merge with or acquire. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

Probable Change in Control and Management. A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in us. Any such business combination may require our shareholders to sell or transfer all or a portion of our common stock held by them. The resulting change in control of our company will likely result in removal of our present officers and directors and a corresponding reduction in or elimination of their participation in our future affairs.

Reduction of Percentage Ownership Following Business Combination. Our primary plan of operation is based upon the consummation of a business combination with a business entity which, in all likelihood, will result in our issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued shares of our common stock would result in a reduction in the percentage of shares owned by our present shareholders and would most likely result in a change in control of us and a change of our management.

Aspects of Blank Check Offering. We may enter into a business combination with a business entity that desires to establish a public trading market for its shares. A target company may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders or the inability to obtain an underwriter on terms satisfactory to us or the target.

Taxation. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction or their respective shareholders.

Requirement of Audited Financial Statements May Disqualify Business Opportunities. Our management will request that any potential business opportunity provide audited financial statements. One or more potential combination candidates may opt to forego pursuing a business combination with us rather than incur the burdens associated with preparing audited financial statements. In such case, we may choose to obtain certain assurances as to the target company’s assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement would be provided after closing of such a transaction. Closing documents for such a transaction may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

We Are Economically Dependent Upon Our Principal Common and Preferred Stockholder and Our Noteholder. Having converted 900,000 shares of our Series A Preferred Stock into 9,000,000 shares of our common stock on April 30, 2004, Midwest is deemed to be the record and beneficial owner of 10,066,200 shares of approximately 13% of what should have been the number of issued and outstanding common stock had the 9,000,000 shares been issued. This percentage is exclusive of: (i) the 50,000 shares of our Series C Preferred Stock owned by Midwest, which have the voting rights of 5,000,000 shares of our common stock; (ii) 99,000 shares of our Series A Preferred Stock still owned by Midwest and convertible into 990,000 shares of our common stock; and (iii) any shares of common stock deemed to be beneficially owned by the two members of Midwest, Sheri Huff and Roxanne Pixler. Adding the voting rights of Midwest’s Series C Preferred Stock and its remaining Series A Preferred Stock would increase Midwest’s ownership percentage to 19%. Brentwood has the right to convert the unpaid principal and accrued interest of its $1,731,906, 6% secured, convertible promissory note due on October 1, 2007, into 204,186,621 shares (at December 31, 2004) of our Common Stock, $.001 par value per share. Accordingly, we are entirely dependent upon : (1) Midwest providing us with office facilities and management services on favorable terms; (2) the willingness of Midwest to fund virtually all of our settlements with our creditors and our expenses; and (3) our implementation of successful business combination with a profitable operating company. Our future is entirely dependent on management’s ability to secure a business combination partner with established profitable operations. In the opinion of management, we would experience material difficulty in replacing Midwest.

ITEM 2. DESCRIPTION OF PROPERTY

We occupy approximately 600 square feet of office space located at 222 Grace Church Street, Suite 300, Port Chester, NY 10573, that is provided rent free on a month-to-month basis from Midwest. Our current office facilities are adequate for our present needs, and management expects that we will continue this arrangement until the completion of an acquisition or merger.

ITEM 3. LEGAL PROCEEDINGS

We are a party to certain threatened or pending litigation matters, the status of which has changed during the year ended December 31, 2004 as follows:

Rice, as Receiver for Carangela Holdings, Inc.

This civil action was initiated by the court-appointed receiver for a group of companies including Carangela Holdings, Inc. which was mismanaged by a core of rogue officers. The action against us is to recover on a promissory note in the approximate sum of $275,000 and is currently pending in the United States District Court for the Southern District of Florida. We have joined issue by denying all material allegations of wrongdoing and asserting certain affirmative defenses. Without conceding liability, but in an effort to conserve the costs of defense, we have consented to the entry of a money judgment in the appropriate sum of $370,000.

Boutine Capital Litigation

During 2001, A.B. Goldberg filed a civil action against Boutine Capital II, LLC, et al. in the District Court of the State of Colorado, Arapahoe County, for breach of a promissory note seeking recovery of approximately $200,000. In or about March 2002, defendant Boutine Capital II, LLC (“Boutine”) filed a third-party complaint against us and several officers and related parties seeking to recover the sum of $200,000 pursuant to a commercial line of credit agreement between the parties dated April 21, 2001. We settled the action among all parties in or about March, 2004.

Michael Margolies Litigation

On or about February 4, 2005, Michael Margolies commenced a civil action against us and W. Anthony Huff and Daniel L. Pixler, individually. That action is pending in the United States District Court for the Southern District of New York (White Plains Division), 05 Civ. 1512 (CLB). Plaintiff seeks breach of contract damages for purported agreements concerning the sales of assets and the payment of commissions totaling $4.0 million, and asserts a bad faith in contract dealings claim seeking an additional $4.5 million. Counsel has advised us that based upon its review of the complaint, that our complaint may, after some limited discovery, be subject to dismissal based upon the applicable statute of limitations and the statute of frauds. We intend to respond to the complaint on or before May 31, 2005 as per the parties’ stipulation, and discovery will likely proceed thereafter. The action is in its earliest pleading stages and counsel is unable at this time to offer a definitive assessment of our liability. However, we deny all material allegations of wrongdoing and intend to defend vigorously against the claims asserted in this action.

Legion Insurance Company

We are a defendant in a suit filed by Legion Insurance Company, Inc. in US District Court, Western District of Kentucky in September 2003. In the complaint Legion asserts that in connection with certain insurance arrangements we: failed to pay premiums; failed to remit certain collateral to secure payment of our obligations under the policies; failed to pay third party administration fees; and fraudulently converted third party premiums we allegedly collected which may have been due Legion. The complaint does not specify the monetary damages sought to be recovered. The suit is currently in the discovery phase.

Our financial statements reflect an estimated liability of $4,440,657 with respect to all of our threatened or pending litigation claims at December 31, 2004 and 2003, respectively.

ITEM 4. SUBMISSION OF MATTERS T O A VOTE OF SECURITY HOLDERS

Neither during the fourth quarter of the fiscal year ended December 31, 2004, nor at any time since 1997, did we conduct an Annual Meeting of stockholders pursuant to definitive proxy materials under Regulation 14A under the Exchange Act, or otherwise.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.

Since approximately December 1999, our common stock, our only class of trading securities, has been quoted in the OTCBB under the symbol LMRI (AMBC after June 2004). The following table sets forth the range of high and low bid price information for our common stock for each fiscal quarter for the past two fiscal years. High and low bid quotations represent prices between dealers without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The following quotations have been adjusted for a one for 100 reverse split of our common stock on February 12, 2002.

Quarter End	Low Bid	High Bid
December 31, 2004	$0.01	$0.04
September 30, 2004	0.02	0.09
June 30, 2004	0.05	0.13
March 31, 2004	0.06	0.19

December 31, 2003	$0.02	$0.03
September 30, 2003	0.01	0.02
June 30, 2003	0.01	0.03
March 31, 2003	0.02	0.06

Since our shares began trading in the OTCBB, the prices for shares have fluctuated widely. There may be many factors that may explain these variations. We believe that such factors include (a) the demand for our common stock, (b) the number of shares of our common stock available for sale, and (c) changes in the performance of the stock market in general, among others.

In recent years, the stock market has experienced extreme price and volume fluctuations that have had a substantial effect on the market prices for many small companies such as us, which may be unrelated to the operating performances of the specific companies. Some companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If we became the object of securities class action litigation, it could result in substantial costs and a diversion of our management’s attention and resources and have an adverse effect on our ability to consummate a business combination. In addition, holders of shares of our common stock could suffer substantial losses as a result of fluctuations and declines in the market price of our common stock.

The trading of shares of our common stock is subject to limitations set forth in Rule 15g-9 of the Exchange Act. This rule imposes sales practice requirements on broker-dealers who sell so-called “penny stocks” to persons other than established customers, accredited investors or institutional investors. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer: (i) approve a person’s account for transactions in penny stocks; and (ii) receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

(b) Holders

As of December 31, 2004, the approximate number of holders of record of shares of our Common Stock, $.001 par value per share, our only class of trading securities, was believed by management to be as follows:

Title of Class	Number of Record Holders
Common Stock, $.001 par value	433

Management believes there are many shareholders whose securities are held in street name at various brokerage houses. The exact number of shareholders is unknown to us.

(c) Dividends.

We have paid no dividends during the fiscal years ended December 31, 2004 and 2003. Other than the requirements of the General Corporation Law of the State of Colorado that dividends be paid out of capital surplus only and that the declaration and payment of a dividend not render us insolvent, there are no restrictions on our present or future ability to pay dividends.

The payment by us of dividends, if any, in the future rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, and our financial condition, as well as other relevant factors.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

On November 30, 2000, we discontinued our freight transportation services operations and disposed of 100% of our ownership interest therein on December 30, 2003. As a result, we did not report any revenues or direct expenses in 2002 and 2003. Our management continued to dedicate substantial efforts to resolving the claims of our creditors during 2004. By December 31, 2004, our general and administrative expenses had been paired to those attributable to our reporting obligations under the Exchange Act, our tax and good standing obligations to the States of Colorado and Kentucky, and the payment of transfer agent fees and incidental overhead expenses associated with searching for a business combination candidate. During this period, our general and administrative activities and office facilities were provided by Midwest without reimbursement therefore.

We did not conduct any research and development or selling and marketing activities in the fiscal years ended December 31, 2004 and 2003. Our principal activity is seeking a profitable privately owned business with which to enter into a business combination with the assistance of Brentwood and/or Midwest.

Loss from Operations

During the fiscal year ended December 31, 2004 (“2004”), we reported a loss from operations of $977,398 compared to $669,998 for the fiscal year ended December 31, 2003 (“2003”). The increase was attributable to the net effect of (i) the elimination of substantially all of our general and administrative expenses, including interest accruals, consistent with cessation of our failed transportation services business, and (ii) the increased management and professional services associated with mitigating the claims against us in contemplation of our redirection. We do not expect sales of any products or service in the foreseeable future other than those of a potential merger partner.

Gain (Loss) from Discontinued Operation

The gain from discontinued operations of $3,928,940 in 2003 was entirely attributable to the continued efforts of us in the settlement and cancellation of the claims of creditors of our former operating business. Divestiture of the failed freight transportation business left us without material assets or capital resources, and a significant amount of unresolved claims of operating creditors. Accordingly, during the last three fiscal years ended December 31, 2004, our continued economic viability was entirely dependent upon: (1) Midwest providing us with office facilities and management services on favorable terms; (2) the willingness of Midwest or Brentwood to fund virtually all of our settlements with our creditors; and (3) our successful business combination with a profitable operating company. Our future is entirely dependent on management’s ability to secure a business combination partner or establish profitable operations.

Financial Condition

In December 2003, we disposed of 100% of our ownership interest in the freight transportation services business having changed our direction to searching for a business combination partner. At December 31, 2004, we had negative working capital of $17,990,479, and had cumulative losses from operations of $38,297,919 since inception in 1987. Our ability to attract additional capital and to successfully consummate a business combination with a privately owned entity is entirely dependent upon the cooperation and assistance we receive from Brentwood and Midwest, of which there can be no assurance.

As a result of the action taken at our June 17, 2004 Special Meeting of Shareholders, we are now authorized to issue up to 500,000,000 shares of our Common Stock; and 10,000,000 shares of Preferred Stock, $.001 par value per share. As of December 31, 2004, there were 69,870,517 shares of our Common Stock and 554,250 shares of preferred stock issued and outstanding exclusive of the 204,186,621 shares of our Common Stock issuable to Brentwood upon its conversion of the $2,041,866, December 31, 2004 balance due on our September 27, 2003 6% secured, convertible promissory note in the original amount of $1,731,906.

Capital Expenditures

We did not have any material commitments for capital expenditures at December 31, 2004 or 2003.

Effects of Inflation

We believe that the relatively moderate rate of inflation over the past few years has not had a significant impact on our financial position or operating results.

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

[The remainder of this page has been intentionally left blank]

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Registered Accounting Firm

To the Board of Directors and Stockholders of

American Business Corporation

We have audited the accompanying balance sheets of American Business Corporation as of December 31, 2004 and 2003 and the related statements of operations, stockholders’ equity (impairment) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Business Corporation as of December 31, 2004 and 2003 and the results of its operations, cash flows and changes in stockholders’ equity (impairment) for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 of the notes to the financial statements, the Company incurred an accumulated deficit of $38,297,919 through December 31, 2004, and as of December 31, 2004 had a working capital deficiency of $17,990,479. The Company’s ability to generate sufficient proceeds from prospective operations or debt or equity arrangements is uncertain. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey

May 19, 2005

AMERICAN BUSINESS CORPORATION

CONDENSED BALANCE SHEETS

	December 31,
	2004	2003
Assets
Current assets
Cash	$6,845	$—

Total current assets	6,845	—
Equipment, net	20,493	—

Total Assets	$27,338	$—

Liabilities and Stockholders’ Equity (Impairment)
Current Liabilities
Accrued expenses	$330,564	$320,343
Accrued interest	3,273,268	3,273,268
Due to related parties	3,641,375	2,996,460
Loans payable	2,518,000	2,518,000
Convertible debentures	3,793,460	3,793,460
Net liabilities of discontinued operation	4,440,657	4,440,657

Total Current Liabilities	17,997,324	17,342,188

Commitments and contingencies

Stockholders’ Equity (Impairment)
Preferred stock, no par value; (10,000,000 shares authorized)
Series A (90,000 and 990,000 shares outstanding in 2004 and 2003, respectively)	76	762
Series B (2,000 shares outstanding)	2,000,000	2,000,000
Series C (450,000 shares outstanding)	135,000	135,000
Series D (950 shares outstanding)	950,000	950,000
Series E (2,300 shares outstanding)	2,300,000	2,300,000
Common stock, $.001 par value; 500,000,000 shares authorized, 69,870,517 and 54,370,517 shares issued and outstanding in 2004 and 2003, respectively	69,870	54,370
Additional paid-in capital	14,872,987	14,538,201
Accumulated (deficit)	(38,297,919)	(37,320,521)

Total Stockholders’ Equity (Impairment)	(17,969,986)	(17,342,188)

Total Liabilities and Stockholders’ Equity (Impairment)	$27,338	$—

See notes to the financial statements.

AMERICAN BUSINESS CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003
Continuing Operations:
Net Revenue	$—	$—

Operating Expenses:
General and administrative	862,467	553,369
Depreciation and amortization	2,277	5,367
Interest expense	112,654	111,262

Total Operating Expenses	977,398	669,998

Operating Loss Before Discontinued Operation	(977,398)	(669,998)

Discontinued Operation:
Gain on disposal of discontinued operation, net of income tax provision (benefit) of $0	—	3,928,940

Net (loss) income	$(977,398)	$3,258,942

(Loss) Income Per Common Share - Basic
Loss from continuing operations	$(0.01)	$(0.01)
Gain from discontinued operation	—	0.07

Net (loss) income per share	$(0.01)	$0.06

Income Per Common Share – Fully Diluted
Loss from continuing operations	$(0.01)	$(0.00)
Gain from discontinued operation	(0.01)	0.02

Net income per share	$(0.01)	$0.02

Weighted Average Common Shares Outstanding - Basic	65,024,367	54,785,438

Weighted Average Common Shares Outstanding – Fully Diluted	65,024,367	155,471,939

See notes to the financial statements.

AMERICAN BUSINESS CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY (IMPAIRMENT)

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Preferred Stock Series E		Common Stock		Additional Paid In Capital	Retained Earnings (Deficit)	Stockholders’ Equity (Deficiency)
	Shs	Amt	Shs	Amt	Shs	Amt	Shs	Amt	Shs	Amt	Shs	Amt
Balance, January 1, 2003	990,000	$762	2,000	$2,000,000	450,000	$135,000	950	$950,000	2,300	$2,300,000	54,370,517	$—	$14,592,571	$(40,579,463)	$(20,601,130)
Restatement for change in par value	—	—	—	—	—	—	—	—	—	—	—	54,370	(54,370)	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	3,258,942	3,258,942

Balance, December 31, 2003	990,000	$762	2,000	$2,000,000	450,000	$135,000	950	$950,000	2,300	$2,300,000	54,370,517	$54,370	$14,538,201	$(37,320,521)	$(17,342,188)

Shares converted	(900,000)	(686)	—	—	—	—	—	—	—	—	9,000,000	9,000	(8,314)	—	—
Shares for service	—	—	—	—	—	—	—	—	—	—	6,500,000	6,500	333,500	—	340,000
Shares as deposit	—	—	—	—	—	—	—	—	—	—	5,000,000	5,000	145,000	—	150,000
Deposit cancelled	—	—	—	—	—	—	—	—	—	—	(5,000,000)	(5,000)	(145,000)	—	(150,000)
Rent contributed	—	—	—	—	—	—	—	—	—	—	—	—	9,600	—	9,600
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	(977,398)	(977,398)

Balance, December 31, 2004	90,000	$76	2,000	$2,000,000	450,000	$135,000	950	$950,000	2,300	$2,300,000	69,870,517	$69,870	$14,872,987	$(38,297,919)	$17,969,986

See notes to the condensed financial statements.

AMERICAN BUSINESS CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003
Cash flows from operating activities -
Net loss	$(977,398)	$(669,998)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization expense	2,277	5,367
Services obtained for common shares	340,000	—
Rent contributed by related party	9,600	—
Increase in accrued expenses	10,221	(2,079,307)

Net cash (used in) operating activities	(615,300)	(2,743,938)
Gain on Disposal of Discontinued Operation	—	3,928,940
Decrease in net liabilities of Discontinued Operation	—	(160,847)

Net Cash Provided by (Used in) Operating Activities	(615,300)	1 1,024,155

Net cash (used in) investing activities
Additions to Property	(22,770)	—

Net Cash (Used in) Investing Activities	(22,770)	—

Net cash provided by financing activities
Net proceeds from related parties	644,915	406,845
Settlement and cancellation of indebtedness	—	(1,431,000)

Net cash provided by (used in) Financing Activities	644,915	(1,024,155)

Net Change in Cash	6,845	—
Cash, beginning of year	—	—

Cash, end of year	$6,845	$—

See notes to condensed financial statements.

AMERICAN BUSINESS CORPORATION

Notes to the Financial Statements

Note 1 - General and Summary of Significant Accounting Policies

(A) Nature of Business. American Business Corporation, formerly Logistics Management Resources, Inc., formerly U. S. Trucking, Inc., was incorporated in Colorado under the name Northern Dancer, Inc. in January, 1987 for the purpose of acquiring an operating business. We completed a small public offering in 1988. In September, 1998 we completed a reverse acquisition of U. S. Trucking, Inc., a Nevada corporation that had two operating subsidiaries it had acquired in early 1997. Our corporate headquarters are presently located in Port Chester, NY.

On November 30, 2000 all four of our operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U. S. Bankruptcy Code. These filings were subsequently converted to Chapter 7. We are presently attempting to restructure our liabilities, and to identify and enter into a business combination with a profitable privately owned business.

(B) Basis of Presentation. The accompanying balance sheet and related statements of operations, stockholders’ equity (impairment) and cash flows at and for the years ended December 31, 2004 and 2003, include the financial activities of our company. Financial activities of former subsidiaries are included in discontinued operation.

(C) Earnings Per Share. Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Fully diluted per share results are computed by increasing the weighted average number of common shares outstanding during each year by the common share equivalents of all applicable preferred stock, convertible notes, and options to purchase common shares. Common stock equivalents were not used in the computation of diluted loss per common share, as their effect would be antidilutive.

(D) Fair Value of Financial Instruments. The fair values of accrued expenses and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments. In accordance with Statement of Financial Accounting Standards No. 107, “Disclosure About Fair Value of Financial Instruments,” rates available at balance sheet dates to us are used to estimate the fair value of existing debt.

(E) Income Taxes. We utilize Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those temporary differences that have future tax consequences using the current enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. In some situations, SFAS 109 permits the recognition of expected benefits of utilizing net operating loss and tax credit carry-forwards. Valuation allowances are established based upon management’s estimate, if necessary. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

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

(I) Securities Issued for Services. We account for stock issued for services under the intrinsic value method. For stock issued for services, the fair market value of our common stock on the date of issuance is used. We have adopted Statement of Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation”. This statement generally suggests, but does not require, stock-based compensation transactions to be accounted for based upon the fair market value of the services rendered or the fair value of the equity instrument issued, whichever is more reliably measurable. Securities issued for services amounted to $350,000 in 2004 and $-0- in 2003. The underlying fair value of our common shares amounted to $0.052 per share in 2004.

Note 2 – Fair Value of Financial Instruments

Our material financial instruments for which disclosure of estimated fair value is required by certain accounting standards at December 31, 2004 and 2003, consist of Loans Payable, Convertible Debentures, and Net Liabilities of Discontinued Operation. In the opinion of our management, such items are carried at values that approximate fair value.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statements. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect such estimates.

Note 3 - Equipment

Equipment at cost, less accumulated depreciation, consists of the following at December 31:

	2004	2003
Office equipment	$22,771	$—
Less accumulated depreciation	2,277	—

Total	$20,494	$—

Depreciation expense charged to operations was $2,277 and $-0- in 2004 and 2003, respectively.

Note 4 - Discontinued Operation and Net Liabilities of Discontinued Operation

On November 30, 2000, our four operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. We are liable as a guarantor on certain indebtedness of our former subsidiaries.

The gains on the disposal of the discontinued operation are $-0- and $3,928,940 in 2004 and 2003, respectively, (net of income tax benefit of $0 in both years), and represents the settlement of obligations of our former operating subsidiaries.

We are liable for obligations as to which we are a primary or secondary guarantor relating to our former subsidiaries which have been discontinued. Resultant estimated guaranteed obligations amount to $4,440,657 at December 31, 2004 and 2003.

Note 5 - Income Taxes

For the years ended December 31, 2004 and 2003 we have no income tax provision or benefit.

Our total deferred tax asset and valuation allowance are as follows at December 31:

	2004	2003
Total deferred tax asset	$13,800,000	$13,800,000
Less valuation allowance	(13,800,000)	(13,800,000)

Net deferred tax asset	$—	$—

At December 31, 2004, we have available approximately $37,000,000 of net operating loss carryforwards which may be used to reduce future federal and state taxable income and expire between December 31, 2008 and December 31, 2021.

Note 6 - Preferred Stock

Series A Preferred Stock - On February 1, 1999, we entered into three stock exchange agreements whereby a total of 9,900,000 shares of Common Stock were exchanged for 990,000 shares of Series A Preferred Stock. The value of the shares was determined to be $762 and such amount was deducted from additional paid-in capital. Each share of Series A Preferred Stock is entitled to ten votes and will vote together with the holders of the Common Stock. Pursuant to this agreement, each share of Series A Preferred Stock may be exchanged for ten shares of Common Stock as follows: one fifth of the shares upon us reporting revenues of $31 million or more for any fiscal year or shorter period in a report filed on Form 10-KSB or any appropriate Securities and Exchange Commission filing; an additional one-fifth if revenues are at or above $41 million; an additional one fifth if revenues are at or above $51 million; an additional one-fifth if revenues are at or above $61 million; and the balance if revenues are at or above $71 million. On April 26, 2004, we and Midwest Merger Management, LLC (“Midwest”), the sole owner of the Series A Preferred Stock and a controlling stockholder of our company, entered into an amendment to the February 1, 1999 stock exchange agreement pertaining to the shares of Series A Preferred Stock wherein we granted Midwest the right to convert its 990,000 shares of Series A Preferred Stock into 9,900,000 shares of our Common Stock on or before December 31, 2005 in consideration for Midwest’s best efforts commitment to fund our plan to reorganize our affairs and combine with a profitable owned business. This amendment was ratified at a May 12, 2005, special meeting of our controlling shareholders.

Series B Convertible Preferred Stock - During 1999, we sold $2,000,000 of Series B Convertible Preferred Stock and issued 2,000 shares. We incurred $185,000 of issuance costs that were deducted from additional paid-in capital. Shares of Series B

Convertible Preferred Stock are convertible into shares of Common Stock based upon the stated value of $1,000 per share of Preferred Stock divided by the conversion price on the date of conversion. Holders of Series B Convertible Preferred Stock may elect to convert their shares commencing on the earlier of October 28, 1999 or the occurrence of any merger, tender offer, or redemption event. The conversion price is equal to 90% of the average closing bid price for the ten consecutive trading days immediately preceding the conversion date, not to exceed $2.59 per share. Holders of Series B Preferred Stock are entitled to receive a dividend of 12% annually. No dividends have been declared from issuance through December 31, 2003. There are also provisions in the security, which allow the holders to redeem their shares upon the occurrence of certain events including the inability of us to issue free trading common stock to the holders because the shares have not been registered under the Securities Act. The Series B shareholders have no voting rights.

Series C Convertible Preferred Stock - During 1999, we issued 50,000 shares of Series C Convertible Preferred Stock to existing related party shareholders in exchange for their guaranteeing our debt incurred under the revolving credit agreement. The shares were valued for financial statement purposes at $.30 per share. During 2000 we also issued 200,000 shares of Series C Preferred Stock to each of Danny L. Pixler, our then Chief Executive and Financial Officer, and the Huff Grandchildrens’ Trust in consideration of those parties’ guaranties with respect to in excess of $13,000,000 of debt obligations of us or our affiliates. Each Series C share carries 100 votes per share on all matters submitted to a vote of stockholders, but otherwise carries no rights to dividends or other distributions. The holders of Series C Preferred Stock have no liquidation rights and no rights to dividends. The Series C Preferred Stock is not redeemable.

Series D Convertible Preferred Stock - During 1999, we sold $950,000 of Series D Convertible Preferred shares and issued 950 shares. We incurred $150,000 of issuance costs that were deducted from additional paid-in capital. Shares of Series D Convertible Preferred Stock are convertible into shares of common stock based on the stated value of $1,000 per share of preferred stock divided by the Fixed Conversion Price of $2.59 per share, subject to adjustment. Holders of the Series D Convertible Preferred Stock may elect to convert their shares commencing the earlier of January 8, 2000 or the occurrence of a merger, tender offer, or redemption event. Holders of Series D Convertible Preferred Stock are entitled to receive a dividend of 12% annually. No dividends have been declared from issuance through December 31, 2003. In addition, the holders of Series D Convertible Preferred Stock have no voting rights.

Series E Convertible Preferred Stock - During 1999, we sold $2,300,000 of Series E Convertible Preferred Stock and issued 2,300 shares. We incurred $282,900 of issuance costs that were deducted from additional paid-in capital. Shares of Series E Convertible Preferred Stock are convertible into shares of Common Stock based upon the stated value of $1,000 per share of preferred stock divided by the Fixed Conversion Price of $3.18 per share, subject to adjustment. Holders of the Series E Convertible Preferred Stock may elect to convert their shares commencing on the earlier of March 9, 2000, or the occurrence of a merger, tender offer, or redemption event. Series E Convertible Preferred Stock has no voting rights and are entitled to receive a dividend of 12% annually. No dividends have been declared from issuance through December 31, 2004.

NOTE 7 - Common Stock

At a June 17, 2004 Special Meeting of Shareholders we increased the number of shares of Common Stock we are authorized to issue from 75,000,000 shares to 500,000,000 shares and increasing the par value of our Common Stock from no par value to $.001 per share.

On September 27, 2002, we executed a 6% Secured Convertible Note in favor of Brentwood Capital Corp (“Brentwood”) in the amount of $1,731,906 the entire balance of which is convertible into common shares at $.01 per share. On June 17, 2004, an at the Annual Meeting of Shareholders described in Item 1, we amended our Certificate of Incorporation to increase the common shares authorized for issuance to 500,000,000. At December 31, 2004, the principal and accrued interest owed by us pursuant to the terms of the Secured Convertible Note was $2,041,866, which if converted by Brentwood, a controlling stockholder, would result in the issuance of 204,186,600 additional common shares.

Note 8 -Related Party Transactions

Amounts due to related parties at December 31, 2004 and 2003 are as follows:

	2004	2003
Brentwood
6% Secured Convertible Note (see Note 7). This obligation is presently in default	$2,041,866	$1,923,815
Unsecured non-interest bearing obligations the repayment of which is dependent upon future cash flows:
Midwest	807,447	295,583
Logistics Management, LLC (“Logistics”)	777,062	777,062
Certified HR Services, Inc. (“Certified”)	15,000	-0-

Total	$3,641,375	$2,996,46

Brentwood, in the event of conversion of its 6% Secured Convertible Note (and assuming full conversion by Midwest of its Series A Convertible Preferred Stock) would own 71% of the common share of our Company. Midwest is the owner of 13% of our common shares. Additionally, Midwest owns 99,000 Series A Convertible Preferred Shares and 50,000 Series C Convertible Preferred Shares. Upon full conversion of these preferred shares (and assuming full conversion by Brentwood of its 6% Secured Convertible Note) Midwest would own 6% of the common shares of our Company. Logistics is controlled by the direct of indirect owners of Midwest. Certified is controlled by Midwest.

Our Company’s former President owns 200,000 Series C Convertible Preferred Shares.

During 2004, Midwest converted 900,000 Series A Preferred Shares into 9,000,000 common shares of our Company.

Accrued interest to Brentwood amounted to $112,654 in 2004 and $111,262 in 2003.

Our President, Chief Executive Officer and Chief Financial Officer is also the Chief Financial Officer of Certified and a financial advisor to Midwest.

During 2004, Midwest contributed office space to us with a fair market value of $9,600.

We are entirely dependent upon Midwest providing us with office facilities and management services on favorable terms, as well as Midwest’s willingness to fund virtually all of our settlements with our creditors and our expenses.

Note 9 - Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $38,128,318 through December 31, 2004. In addition, at December 31, 2004, we had a working capital deficiency of $17,990,479. As discussed at Note 1, on November 30, 2000, our operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 and currently converted to Chapter 7 of the Bankruptcy Code and, as described at Note 5, we are liable as a guarantor on certain indebtedness of it’s former subsidiaries.

Our ability to generate sufficient proceeds from prospective operations, debt or equity placements is uncertain. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management is continuing its efforts to arrange for the placement of sufficient debt or equity to alleviate the above described conditions.

Effective June 1, 2004, we entered into an informal employment arrangement with our President, Chief Executive and Chief Financial Officer requiring the payment of compensation equal to $15,000 per month through February 2005, and $20,000 per month thereafter. All of the terms and conditions of this employment, including incentive compensation in cash and/or shares have yet to be finalized.

Note 10 - Commitments and Contingencies

Operating Leases: Our corporate headquarters in Port Chester, NY consists of approximately 600 square feet of space which we occupy on a month to month basis, rent free from Midwest. The underlying $1,800 per month obligation has been assumed by Midwest pursuant to a subleasing arrangement, with an unrelated party.

Indemnity Agreements: Our former President and two other guarantors of our obligations have provided guarantees of certain of our obligations and of our former subsidiaries. As a result, on January 30, 1997, and as renewed on May 3, 1999, we entered into an Indemnity Agreement with these three parties, to hold them harmless against any loss or liability related to or arising from us and our former subsidiaries.

Note 11 - Stock Option Plan

Our stock option plan, implemented in 1998, is accounted for under Statement of Financial Accounting Standards, SFAS 123, Accounting for Stock-Based Compensation. Under SFAS 123, the compensation cost of the issuance of stock options is measured at the grant date based on the fair value of the award. Compensation is then recognized over the service period that is generally the vesting period.

The plan allows us to grant options to employees for up to a total of 2,500,000 shares of common stock. Options outstanding become exercisable at the discretion of the Stock Option Committee, which administers the plan, and expire 10 years after the grant date. All options granted during 1999 were exercisable at not less than the fair market value of the stock on the date of the grant. Accordingly, no compensation cost has been recognized for the plan.

The Committee approved the issuance of options to purchase 2,000,000 shares of our common stock to various employees and advisors for and an exercise price of $.30 per share for a total exercise price of $600,000. Included below are options granted to the President and other key employees to purchase a total of 500,000 shares of common stock at $3.00 per share.

	Options	Weighted Average	Warrants	Weighted Average
Securities Outstanding January 1, 2004	740,130	$2.12	1,622,298	$2.72
Securities Granted	—	—	—	2.72
Securities Exercised	—	—	—	—
Securities Cancelled	—	—	—	—

Securities Outstanding December 31, 2004	740,130	$2.12	1,622,298	$2.72

There was no stock option plan activity since December 2001.

Note 12 - Registration of Shares of Common Stock

On July 26, 2004, we filed a Registration Statement on Form S-8 , No. 333-117661, wherein (the “S-8”) we registered an aggregate of 50,000,000 shares of our Common Stock, $.001 par value per share, for issuance under our 2004 Long Term Incentive Plan. In August 2004, and as disclosed in the following paragraph, we issued an aggregate of 1,500,000 shares of our Common Stock, $.001 par value per share under the S-8.

Note 13 - Original Issuance of S-8 Shares

On August 16, 2004 we entered into a written Consulting Agreement with Robert Weidenbaum wherein we engaged Mr. Weidenbaum to aid and assist in our then proposed recapitalization, reorganization and restructuring as a business development company including but not limited to locating and contacting our creditors and shareholders. In consideration for his services, we issued Mr. Weidenbaum an aggregate of 1,500,000 shares of our Common Stock, $.001 par value per share. The shares we issued under the S-8.

Note 14- Rescinded Transaction.

On October 25, 2004, we caused the execution and delivery of a Rescission and Release Agreement by and among us, Y2 Ultra-Filter, Inc., a Wyoming corporation (“Y2”), Midwest and The Huff Grandchildren Trust, a trust organized under the laws of the State of Kentucky (the “Rescission Agreement”) wherein and whereby we and the other parties agreed to rescind and terminate the a Purchase and Contribution Agreement dated as of April 28, 2004 and Amendment No. 1 to Purchase and Contribution Agreement dated as of June 30, 2004, changing the same to a License and Joint Venture Agreement and materially modifying the terms and conditions of the Purchase and Contribution Agreement.

Pursuant to the Rescission Agreement, and in consideration for: (i) Y2’s return of a certificate representing an aggregate of 27,000,000 shares of our common stock; (ii) the cancellation by us of Y2’s options to purchase 39,000,008 shares of our common stock; (iii) the cancellation by Y2 of a call option Midwest granted to Y2 to call a number of shares of our common stock equal to fifty percent (50%) of the number of issued and outstanding common stock equivalents of our preferred stock held by Midwest, the Trust or any affiliate of either; and (iv) Y2’s Y2 release of any claim of right, title or interest in or to A.I.R. Filters, LLC, a Delaware limited liability company formed by us, we gave up all of its previously licensed rights to exploit U2 Ultra Filter’s patented filtration system technology to the worldwide gaming industry.

Note 15 - Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our Chief Executive and Chief Financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in Internal Controls

We made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officer.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Identify Directors and Executive Officers.

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as our directors; (2) all positions and offices with us held by each such person; (3) the term or office of each person named as a director; and 4) any period during which he or she has served a such:

Name	Duration and Date of Expiration of Present Term	Position and Office with Registrant	Age and Director Since
Danny L. Pixler	One year June 30, 2005	Chief Executive and Financial Officer (through May 2004), and Director	56 September 1998

Anthony R. Russo	One year June 30, 2005	Chief Executive, Financial Officer, (since June 2004), and Director	62 February 2003

There is no understanding or arrangement between any directors or any other person or persons pursuant to which such individual, was or is to be, selected as a director or nominee of our company.

Business Experience

Danny L. Pixler has served as our CEO, CFO and director since September 1998. Simultaneously therewith and since August 2002, Mr. Pixler has been the CEO and chairman of the Board of Directors of Certified Services, Inc. a publicly owned and traded Nevada corporation with a class of securities registered pursuant to Section 12(g) of the Exchange Act. Certified Services, Inc. is a Fort Lauderdale based holding company engaged in the acquisition and management of professional employer organizations. Simultaneously therewith and since March 2003, Mr. Pixler has served as a director of Momentum Holdings Corporation, a publicly owned and traded Delaware corporation with a class of securities registered pursuant to Section 12(g) of the Exchange Act. Prior thereto from 1993 to 1994, Mr. Pixler served as President of

Joseph Land Group, a South Carolina based transportation services company with annual sales of approximately $130 million. Prior thereto from 1989 through 1992, Mr. Pixler served as President of Apple Lines, Inc., a South Dakota based truckload refrigerated carrier with annual revenues exceeding $16 million. Prior thereto from 1983 until 1988, Mr. Pixler served as Executive Vice President and General Manager of DFC Transportation, a wholly owned subsidiary of Dean Foods, Inc. with annualized sales of approximately $60 million.

Anthony R. Russo, has served as CFO and as a director of our company since August 2002. Simultaneously therewith since September 1999, Mr. Russo has served as CEO, CFO, and director of Amici Ventures, Inc., an inactive publicly owned New York corporation with a class of securities registered pursuant to Section 15(d) of the Exchange Act. From March 2000 to August 2003, Mr. Russo served as CFO and a director of Momentum Holdings Corporation, a publicly owned and traded Delaware corporation with a class of securities registered pursuant to Section 12(g) of the Exchange Act. In March 2003, Mr. Russo was elected CEO of Momentum Holdings Corporation. Simultaneously therewith from August 2003 through December 2003, Mr. Russo has served as CEO, CFO, and director of Edgar Filing.net, Inc., an inactive publicly owned and traded Nevada corporation with a class of securities registered pursuant to Section 12(g) of the Exchange Act. Additionally from August 2002 until his resignation in December 2003, Mr. Russo served as CFO and director (since April 2002) of Certified Services, Inc. a publicly owned and traded Nevada corporation with a class of securities registered pursuant to Section 12(g) of the Exchange Act. Certified Services, Inc. is a Fort Lauderdale based holding company engaged in the acquisition and management of professional employer organizations. Prior thereto since 1990, Mr. Russo served as co-founder, CEO, and director of Cartilage Technologies, Inc., a privately owned manufacturer of dietary supplements headquartered in Elmsford, NY. Prior thereto since 1971, he served as CEO, CFO and director of Sherwood Corporation, a publicly owned financial services firm in New York City. In his capacity as CEO, Mr. Russo often served as a member of the board of directors of several small and emerging companies including Lloyds Electronics, Inc. (AMEX: LLYD) where he chaired the Audit Committee and served on the Executive Committee from 1980 to 1985. Prior thereto since 1966, he was a member of the audit staff of Arthur Andersen LLP in New York City. Mr. Russo received a BBA in accountancy practice from Pace University in 1967, was licensed as a CPA by the State of New York in 1969, and received a MA in Business and Policy from the State University of New York at Saratoga Springs in 2001. Mr. Russo has been a member of the American and New York Associations of CPA’s since 1969; and a member of the National Association of Corporate Directors since 1998.

Directorship

Except as disclosed in this Item, each of our directors has indicated to us that he is not presently a director in any other registrant with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such act or any investment company registered under the Investment Company Act of 1940.

(b) Identification of Certain Significant Employees

We do not presently employ any person as a significant employee who is not an executive officer but who makes or is expected to make a significant contribution to our business.

(c) Family Relationships

No family relationship exists between any of our directors or executive officers.

(d) Involvement in Certain Legal Proceedings

No event listed in Sub-paragraphs (1) through (4) of Subparagraph (d) of Item 401 of Regulation S-B, has occurred with respect to any of our present executive officers or directors or any nominee for director during the past five years which is material to an evaluation of the ability or integrity of such director or officer.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, Danny L. Pixler and Anthony R. Russo our executive officer and directors, have complied with all Section 16(a) filing requirements applicable to them during our most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION.

(a) General

(1) through (7) All Compensation Covered. During the three fiscal years ended December 31, 2004, the aggregate compensation paid to, accrued or set aside for any of our executive officers or directors was $105,000, $120,000, and $111,394, respectively.

(b) Summary Compensation Table.

SUMMARY COMPENSATION TABLE

Long Term Compensation
		Annual Compensation					Awards		Payments
Name and Position	Year	Salary		Bonuses	Other		Stock	Options	LTIP	Other
Danny L. Pixler, President, CEO (through June 2004) and Director (1)	2002 2003 2004		$111,394 120,000 —	— — —	$6,000 — —	(3) (2) (2)	— — —	— — —	— — —	— — —

Anthony R. Russo, President, CEO and Director (since June 2004)	2002 2003 2004	$	— — 105,000	— — —	— — —		— — —	— — —	— — —	— — —

Totals	2002 2003 2004		$111,394 120,000 105,000	— — —	$6,000 — —	(3) (2) (2)	— — —	— — —	— — —	— — —

(1)	Mr. Pixler, our co-founder, was previously granted options to purchase 250,000 common shares at an exercise price of $0.30, which expired in April 2004.

(2)	No additional payments were made to our officers and directors for the two years ending December 31, 2004.
(3)	Represents a $500 per month car allowance.

(c) Option/SAR Grant Table.

During the fiscal year ended December 31, 2004, we made no grants of stock options or freestanding SAR’s to any of our executive officers or directors.

(d) Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.

During the three fiscal years ended December 31, 2004, no stock options or freestanding SAR’s were exercised by any of our executive officers or directors.

(e) Long-Term Incentive Plan (“LTIP”) Awards Table.

During the three fiscal years ended December 31, 2004, we made no LTIP awards.

(f) Compensation of Directors.

(1) and (2). During the three fiscal years ended December 31, 2004, none of our directors received any compensation pursuant to any standard or other arrangement.

(g) Employment Contracts and Termination of Employment, and Change in Control Arrangements. (1) and (2).

On September 2, 1998, we entered into a five year employment with Danny L. Pixler as our Chief Executive and Financial Officer. The agreement provides for an annual base salary of $105,000 with annual increases of not less than 3% per year together with health insurance coverage for Mr. Pixler and his dependents. On October 1, 2003, we and Mr. Pixler agreed to terminate his employment agreement.

In June 2004, Anthony R, Russo joined us as President and CEO at a level of compensation equal to $15,000 per month through February 2005, and $20,000 per month thereafter. Formal agreement has not yet been reached on Mr. Russo’s access to incentive compensation or other benefits. Except for the foregoing, no executive officer of ours was employed pursuant to the terms of an employment agreement with us. No changes in control of our company took place during the fiscal year ended December 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owner. The information is furnished as of December 31, 2004, as to the number of shares of our Common Stock, $.001 par value per share, owned beneficially, or known by us to own beneficially, more than 5% of any class of such security:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Danny L. Pixler 5101 NW 21st Ave. - Suite 350 Ft. Lauderdale, FL 33309	20,000,000(2)	6%

Huff Grandchildrens’ Trust 11921 Brinley Avenue Louisville, KY 40243	21,545,529(3)	7%

Midwest Merger Management, LLC 11921 Brinley Avenue Louisville, KY 40243	16,056,200(4)	6%

Brentwood Capital Corp.
25 DeForest Avenue – Suite 108 Summit, NJ 07901	204,186,600(5)	64%

(1)	Based upon the equivalent of 320,047,117 common shares as follows: (i) 69,870,517 common shares outstanding; (ii); 9,000,000 common shares issued on April 30, 2004, upon Midwest’s conversion of 900,000 outstanding shares of Series A preferred stock (iii) 990,000 shares of our common stock issuable upon conversion of Midwest’s remaining 90,000 shares of Series A Preferred Stock; (iv) 45,000,000 common shares issuable upon conversion of outstanding shares of Series C Preferred Stock; and (v) 204,186,600 shares of common issuable upon conversion of the $1,731,905.70 promissory note described in footnote (5) below.
(2)	Comprised of 200,000 shares of our Series C Preferred Stock which votes as 20,000,000 shares of common stock. Does not include an aggregate of 1,545,529 shares of our common stock deemed to be beneficially owned by Roxanne Pixler’s 50% membership interest in Logistics Management, LLC, a Kentucky limited liability company that is the record owner of 3,091,058 shares of our common stock. Roxanne Pixler is the wife of Danny L. Pixler. Does not include an aggregate of 115,000 shares of our common stock owned of record by Roxanne Pixler, or 7,343,920 shares of our common stock deemed to be beneficially owned by Roxanne Pixler by virtue of her 40% membership interest in Midwest. Mr. Pixler disclaims beneficial ownership of the shares owned beneficially and of record by his wife.

(3)	Comprised of 200,000 shares of our Series C Preferred Stock which votes as 20,000,000 shares of common stock. Includes an aggregate of 1,545,529 shares of our common stock deemed to be beneficially owned by the Huff Grandchildrens’ Trust by virtue of its 100% equity interest in Association Services, Inc., a Kentucky corporation that has a 50% membership interest in Logistics Management, LLC, a Kentucky limited liability company. Does not include an aggregate of 19,832,282 shares of our common stock deemed to be beneficially owned by Sheri Huff, the Trustee of the Huff Grandchildrens’ Trust, by virtue of her 59% membership interest in Midwest. Ms. Huff disclaims beneficial ownership of these shares. Does not include an aggregate of 78,000 shares of our common stock owned of record by Anthony Huff, husband of Sheri Huff. Ms. Huff disclaims beneficial ownership of these shares.
(4)	Comprised of: (i) the record ownership of 1,066,200 shares of common stock; (ii) 9,000,000 common shares issued on April 30, 2004 upon Midwest’s conversion of 900,000 outstanding shares of Series A Preferred Stock into 9,000,000 shares of our common stock; (iii) 90,000 shares of Series A Preferred Stock convertible into 990,000 shares of our common stock; and (iv) 5,000,000 common shares issuable upon conversion of outstanding shares of Series C preferred stock. Does not include any shares of common stock deemed to be beneficially owned by the two members of Midwest, Sheri Huff and Roxanne Pixler, as described in the preceding two footnotes.
(5)	Comprised of the right to convert an aggregate of $2,041,866 in principal and interest (as of December 31, 2004) under a September 27, 2003 secured promissory note into an aggregate of 204,186,600 shares of our common stock.

(b) Security Ownership of Management. The following information is furnished as of December 31, 2004, as to the number of shares of our Common Stock, $.001 par value per share owned beneficially by each of our executive officers and directors and by all executive officers and directors as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Anthony R. Russo 222 Grace Church Street Suite 300 Port Chester, NY 10573	—	—%

Danny L. Pixler 5101 NW 21st Ave. - Suite 350 Ft. Lauderdale, FL 33309	20,000,000(2)	13%

All Officers and Directors as a Group of two persons	20,000,000(2)	13%

(1)	Based upon the equivalent of 154,926,051 common shares as follows: (i) 54,370,517 common shares outstanding; (ii); 9,900,000 common shares issuable upon conversion of outstanding shares of Series A preferred stock (iii) 45,000,000 common shares issuable upon conversion of outstanding shares of Series C preferred stock; and (iv) 22,823,267 shares of common issuable upon conversion of the $1,731,905.70 promissory note described in footnote (5) below. Does not include 169,558,169 shares presently unavailable for conversion by Brentwood as described in footnote (6) to the preceding table.

(2)	Comprised of 200,000 shares of our Series C Preferred Stock which votes as 20,000,000 shares of common stock. Does not include an aggregate of 1,545,529 shares of our common stock deemed to be beneficially owned by Roxanne Pixler’s 50% membership interest in Logistics Management, LLC, a Kentucky limited liability company that is the record owner of 3,091,058 shares of our common stock. Roxanne Pixler is the wife of Danny L. Pixler. Does not include an aggregate of 115,000 shares of our common stock owned of record by Roxanne Pixler or 7,343,920 shares of our common stock deemed to be beneficially owned by Roxanne Pixler by virtue of her 40% membership interest in Midwest. Mr. Pixler disclaims beneficial ownership of the shares owned beneficially and of record by his wife.

(c) Changes in Control.

The: (i) exercise by Midwest of its right to convert its 9,845,750 shares of our Preferred Stock into shares of our common stock; and (ii) the conversion by Brentwood of our $1,731,905.70 secured convertible promissory note into shares of our common stock would result in a change of control of our company.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2004, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (i) all compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)(c)]
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	—

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 26, 2004, we and Midwest, in its capacity as the sole owner of shares of Series A Preferred Stock, entered into an amendment to the February 1, 1999 stock exchange agreement pertaining to the shares of Series A Preferred Stock wherein we granted Midwest the right to convert its 990,000 shares of Series A Preferred Stock into 9,900,000 shares of our Common Stock. On April 30, 2004, Midwest converted 900,000 shares of its Series A Preferred Stock into 9,000,000 shares of our Common Stock.

The Huff Grandchildren’s Trust is the record owner of controlling membership interests in Logistics Management, LLC, a principal stockholder of our company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits: Filed herewith electronically.

3.10	Articles of Amendment to Articles of Incorporation dated June 22, 2004 regarding name change

10.24	April 26, 2004 Amendment Agreement with Midwest Merger Management, LLC

10.25	August 16, 2004 Consulting Agreement with Robert Weidenbaum

10.26	October 25, 2004 Rescission and Release Agreement with Y2 Ultra-Filter, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8K: During the last quarter of the fiscal year ended December 31, 2004, we did not file any Reports on Form 8-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Rosenberg Rich Baker Berman & Company, our principal accountants (“RRBB”), for professional services rendered for the audit of our annual financial statements for the last two fiscal years and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB was $17,300.00 for 2004 and $27,500 for 2003.

Audit - Related Fees

There were no fees billed to us in fiscal year 2004 for professional services of RRBB for assurance and related services reasonably related to the performance of audit or review of our financial statements and not reported in the previous paragraph.

Tax Fees

The aggregate fees billed by our principal accountants for tax compliance, tax advice and tax planning services rendered to us during the last two fiscal years was $-0- for 2004 and $4,000 for 2003.

All Other Fees

Except as indicated above, we were not billed by RRBB for any other services during the last two fiscal years.

The engagement of RRBB to render audit or non-audit services requires the prior approval of our Board of Directors since we do not yet have an audit committee of our Board of Directors.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of us and in the capacities and on the dates indicated.

Dated: May 26, 2005

American Business Corporation

By:	/s/ Anthony R. Russo
Anthony R. Russo
President, Chief Executive and
Financial Officer, and Director

By:	/s/ Danny L. Pixler
Danny L. Pixler
Chairman and Director

Exhibit Index

Exhibit Number	Description
3.10	Articles of Amendment to Articles of Incorporation dated June 22, 2004 regarding name change

10.24	April 26, 2004 Amendment Agreement with Midwest Merger Management, LLC

10.25	August 16, 2004 Consulting Agreement with Robert Weidenbaum

10.26	October 25, 2004 Rescission and Release Agreement with Y2 Ultra-Filter, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002