Form 10QSB
period 2005-03-31
AMERICAN BUSINESS CORP
filed 2005-05-27
CIK 820408

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2005

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to             .

Commission File No: 33-9640-LA

AMERICAN BUSINESS CORPORATION

(Name of small business in its charter)

Colorado	68-0133692
(State or other jurisdiction of incorporation)	(IRS Employer Id. No.)

222 Grace Church Street, Suite 300

Port Chester, NY 10573

(Address of Principal Office including Zip Code)

Issuer’s telephone Number: (914) 939-5081

(formerly) Logistics Management Resources, Inc.

(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value, 69,870,517 shares at March 31, 2005

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒.

AMERICAN BUSINESS CORPORATION

FORM 10-QSB - QUARTER ENDED MARCH 31, 2005

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed balance sheet of the Registrant as of March 31, 2005, the audited balance sheet at December 31, 2004, and the unaudited condensed statements of operations, shareholders’ impairment, and cash flows for the three month periods ended March 31, 2004 and March 31, 2004 follow. The unaudited condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

AMERICAN BUSINESS CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	[unaudited]
Assets
Current assets –
Cash	$14,852	$6,845

Total current assets	14,852	6,845
Equipment, net	19,355	20,493

Total Assets	$34,207	$27,338

Liabilities and Shareholders’ Impairment
Current liabilities
Accrued expenses	$365,564	$330,564
Accrued interest	3,273,268	3,273,268
Due to related parties	3,727,003	3,641,375
Loans payable	2,518,000	2,518,000
Convertible debentures	3,793,460	3,793,460
Net liabilities of discontinued operation	4,440,657	4,440,657

Total current liabilities	18,117,952	17,997,324

Shareholders’ Impairment
Preferred stock, no par value; (10,000,000 shares authorized)
Series A (90,000 and 990,000 shares issued and outstanding, respectively)	76	76
Series B (2,000 shares issued and outstanding)	2,000,000	2,000,000
Series C (450,000 shares issued and outstanding)	135,000	135,000
Series D (950 shares issued and outstanding)	950,000	950,000
Series E (2,300 shares issued and outstanding)	2,300,000	2,300,000
Common stock, par value $.001 per share; 500,000,000 authorized, 69,870,517 and 69,870,517 issued and outstanding, respectively	69,870	69,870
Additional paid-in capital	14,872,987	14,872,987
Accumulated deficit	(38,411,678)	(38,297,919)

Total Shareholders’ Impairment	(18,083,745)	(17,969,986)

Total Liabilities and Shareholders’ Impairment	$34,207	$27,338

See notes to condensed financial statements.

AMERICAN BUSINESS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

[Unaudited]

	Three Months Ended September 30,
	2005	2004
Revenues	$—	$—

Operating Expenses:
Administrative expenses	81,993	91,062
Depreciation and amortization	1,138	—
Interest expense	30,628	28,857

Total operating expenses	113,759	119,919

Net loss	$(113,759)	$(119,919)

Net loss per common share - basic and fully-diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and fully-diluted	69,870,517	54,370,517

See notes to condensed financial statements.

AMERICAN BUSINESS CORPORATION

CONDENSED STATEMENT OF SHAREHOLDERS’ IMPAIRMENT

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Preferred Stock Series E		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Impairment
	Shs	Amt	Shs	Amt	Shs	Amt	Shs	Amt	Shs	Amt	Shs	Amt
Balance, January 1, 2004	990,000	$762	2,000	$2,000,000	450,000	$135,000	950	$950,000	2,300	$2,300,000	54,370,517	$—	$14,538,201	$(37,320,521)	$(17,342,188)

Shares converted	(900,000)	(686)	—	—	—	—	—	—	—	—	9,000,000	9,000	(8,314)	—	—
Shares for services	—	—	—	—	—	—	—	—	—	—	3,500,000	3,500	129,000	—	132,500
Shares as deposit	—	—	—	—	—	—	—	—	—	—	5,000,000	5,000	145,000	—	150,000
Deposit cancelled	—	—	—	—	—	—	—	—	—	—	(5,000,000)	(5,000)	(145,000)		(150,000)
Rent contributed	—	—	—	—	—	—	—	—	—	—	—	—	9,600	—	9,600
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(977,398)	(977,398)

Balance December 31, 2004	90,000	$76	2,000	$2,000,000	450,000	$135,000	950	$950,000	2,300	$2,300,000	69,870,517	$69,870	$14,872,987	$(38,297,919)	$(17,969,986)

[unaudited]

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(113,759)	(113,759)

Balance, March 31, 2005	90,000	$76	2,000	$2,000,000	450,000	$135,000	950	$950,000	2,300	$2,300,000	69,870,517	$69,870	$14,872,987	$(38,411,678)	$(18,083,745)

See notes to condensed financial statements.

AMERICAN BUSINESS CORPORATION

STATEMENTS OF CASH FLOWS

[Unaudited]

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities -
Net income (loss)	$(113,759)	$(119,919)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization expense	1,138	—
Increase in accrued expenses	35,000	(3,014)
Increase in accrued interest	30,628	28,857

Net cash used by operating activities	(46,993)	(94,076)

Cash flows from financing activities
Net proceeds from related parties	55,000	94,076

Net cash provided by financing activities	55,000	94,076

Net change in cash	8,007	—
Cash at beginning of period	6,845	—

Cash at end of period	$14,852	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCE ACTIVITIES

Accrued interest reclassified to Convertible Note due to related parties	$30,628	$28,857

See notes to condensed financial statements.

AMERICAN BUSINESS CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

Note 1 - Basis of presentation

The interim financial statements included herein are presented in accordance with United States generally accepted accounting principles and have been prepared by our company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of our management, are necessary for fair presentation of the information contained therein. Our operating results for the three months ended March 31, 2005, and 2004 are not necessarily indicative of the results that may be or were expected for the years ended December 31, 2005, and 2004. It is suggested that these interim financial statements be read in conjunction with our audited financial statements and notes thereto in our Form 10-KSB for the period ended December 31, 2004.

Note 2 - Related Party Transactions

As previously reported, and by virtue of (i) a 6% secured convertible promissory note due to Brentwood Capital Corp., an affiliated privately owned New York corporation (“Brentwood”), dated September 27, 2002, in the aggregate principal amount of $2,072,494 and convertible into 207,249,420 shares of our Common Stock, $.001 par value per share; and (ii) Brentwood’s record ownership of 1,435,000 shares of our common stock, which in the aggregate equal 208,684,420 common shares and equivalents or approximately 54% of our total capitalization, we may be deemed to be controlled by Brentwood.

Similarly, and as previously reported, Midwest Merger Management, LLC, a Kentucky limited liability company and its affiliates (“Midwest”) is the record owner of 3,459,800 shares of our common stock, 90,000 common shares issuable upon conversion of outstanding shares of our Series A preferred stock and 45,000,000 common shares issuable upon conversion of outstanding shares of our Series C preferred stock or approximately 14% of our common stock and equivalents. Accordingly, we may also be deemed to be controlled by Midwest. In connection with Midwest’s ongoing support of our efforts to reorganize, Midwest has advanced us an aggregate of $1,654,508 to fund our activities through and including the end of this fiscal quarter.

At March 31, 2005, the aggregate indebtedness to related parties was $3,727,003. We intend to settle our aggregate obligations to Midwest and Brentwood in the course of our planned reorganization to a business development company.

Note 3 – Per Share Results

The common share equivalents associated with our issued and outstanding convertible notes and Preferred Stock were not included in computing per share results as their effects were anti-dilutive.

Note 4 – Income Taxes (Benefits)

At December 31, 2004, we had available approximately $23,000,000 of net operating loss carry-forwards, which expire between December 31, 2008 and December 31, 2021, that may be used to reduce our future taxable income.

Note 5 – Going Concern

Our condensed consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of our assets and the satisfaction of our liabilities in the normal course of business.

As shown in the accompanying financial statements, we had negative working capital at March 31, 2005, of $18,083,745. In addition, we have incurred an accumulated deficit of $(38,411,678) through March 31, 2005. We are dependent upon the efforts of Midwest to raise funds for our continued survival. Our ability to continue to receive this level of support from Midwest is uncertain. The condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion contains forward-looking statements regarding our company, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our prospects and future results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, our ability to settle or otherwise resolve our obligations to our creditors and investors; as well as to locate and thereafter negotiate and consummate a business combination with a profitable privately owned company.

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

Three Months Ended March 31, 2005 and 2004:

Revenue - As a direct result of our inability to continue our failing freight transportation services beyond November 2000, we had no revenues during either the first quarter ending March 31, 2005 (“1Q5”) or the first quarter ended March 31, 2004 (“1Q4”). We continue working through the restructure of our debt and the mitigation of outstanding litigation.

Expenses and Income Taxes – Operating expenses for 1Q5 were $113,759 compared to $119,919 for 1Q4. This level of expenses is consistent with our strategy of redirecting our focus toward becoming a candidate to acquire or merge with a profitable, privately-held business operation. Accordingly, our recurring administrative expenses include: (i) professional fees (legal and accounting) associated with the resolution of our affairs with our former creditors and investors, and the maintenance of our reporting requirements and good standing, (ii) interest on our outstanding convertible note due to Brentwood (commencing on October 1, 2003), (iii) other ancillary expenses, and (iv) the payment of minimum franchise taxes.

Net Loss – As a result of the foregoing, we experienced a net loss of $(113,759) for 1Q5 compared to a net loss of $(119,919) for 1Q4. When related to the weighted average number of common shares outstanding during each period, per share results were a net loss of $(0.00) for both periods.

Liquidity and Capital Resources

We do not have any capital resources. Consistent with our inability to continue our failing freight transportation services business beyond November 2000, and our subsequent disposition in connection with arranging the funding of our GE Credit Corp. settlement in September 2002, our principal activity has been centered in resolving the claims of our former creditors so we may seek a business combination. In this regard, and in by virtue of Our April 26, 2004 amendment to our February 1, 1999 stock exchange agreement with Midwest, we granted Midwest the right to convert its 990,000 shares of our Series A Preferred Stock into 9,900,000 shares of our Common Stock in consideration for Midwest’s best efforts commitment to fund our plan to reorganize our affairs and combine with a profitable owned business.

Accordingly, we are is entirely dependent upon: (i) Midwest providing us with certain advisory services in connection with the resolution of our affairs on favorable terms; (ii) the willingness of Midwest to continue to provide us with certain office and administrative facilities, reasonable legal, accounting and administrative resources to resolve our affairs, conduct our search for a business combination candidate, and to fund virtually all of our settlements with creditors; and (iii) our successfully implementing a business combination with a profitable operating company. There can be no assurances that Midwest will continue to have the financial and administrative wherewithal necessary to support us, or that our combined efforts with Midwest will lead to either a successful business combination or a successful transition to a profitable business development company.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon his evaluation of those controls and procedures performed within 90 days of the filing date of this report, our Chief Executive and Chief Financial officers concluded that our disclosure controls and procedures were adequate.

(b) Changes in Internal Controls

We made no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by our Chief Executive and Chief Financial officer.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed in our Form 10-KSB for the fiscal years ended December 31, 2003 and December 31, 2004, we currently are or have been a party to 14 threatened or pending litigation matters. However, and during the three months ended march 31, 2005, no new litigation matter was initiated, and no litigation matter was terminated or materially modified.

ITEM 5. OTHER INFORMATION

On March 30, 2005, we relocated our offices from 477 Madison Avenue, 12th Floor, New York, NY 10022 to 222 Grace Church Street, Suite 300, Port Chester, NY 10022.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Business Corporation

By:	/s/ Anthony R. Russo
Chief Executive Officer, and Director

By:	/s/ Anthony R. Russo
Chief Financial Officer

Dated: May 27, 2005

Exhibit Index

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002