Form 10QSB
period 2005-06-30
AMERICAN BUSINESS CORP
filed 2005-08-12
CIK 820408

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2005

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File No: 33-9640-LA

AMERICAN BUSINESS CORPORATION

(Name of Small Business in its Charter)

Colorado	68-0133692
(State or Other Jurisdiction of Incorporation)	(IRS Employer Id. No.)

222 Grace Church Street, Suite 300, Port Chester, NY 10573

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

Common Stock, par value $.001 per share, 69,870,517 shares at June 30, 2005

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    NO  ☒.

AMERICAN BUSINESS CORPORATION

FORM 10-QSB - QUARTER ENDED JUNE 30, 2005

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed balance sheet of the Registrant as of June 30, 2005, the audited balance sheet at December 31, 2004, and the unaudited condensed statements of operations, shareholders’ impairment, and cash flows for the six and three month periods ended June 30, 2005 and June 30, 2004 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

AMERICAN BUSINESS CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2005 [unaudited]	December 31, 2004
Assets
Current assets –
Cash	$3,986	$6,845

Total current assets	3,986	6,845
Equipment, net	18,216	20,493

Total Assets	$22,202	$27,338

Liabilities and Shareholders’ Impairment
Current Liabilities
Accrued expenses	$380,564	$320,564
Accrued interest	3,273,268	3,273,268
Due to related parties	3,843,090	3,641,375
Loans payable	2,518,000	2,518,000
Convertible debentures	3,793,460	3,793,460
Net liabilities of discontinued operations	4,440,657	4,440,657

Total Current Liabilities	18,249,039	17,997,324

Commitments and contingencies
Shareholders’ Impairment
Preferred stock, no par value; (10,000,000 shares authorized)
Series A (90,000 shares issued and outstanding)	76	76
Series B (2,000 shares issued and outstanding)	2,000,000	2,000,000
Series C (450,000 shares issued and outstanding)	135,000	135,000
Series D (950 shares issued and outstanding)	950,000	950,000
Series E (2,300 shares issued and outstanding)	2,300,000	2,300,000
Common stock, par value $.001 per share; 500,000,000 authorized, 69,870,517 shares issued and outstanding	69,870	69,870
Additional paid-in capital	14,872,987	14,872,987
Accumulated deficit	(38,554,770)	(38,297,919)

Total Shareholders’ Impairment	(18,226,837)	(17,969,986)

Total Liabilities and Shareholders’ Impairment	$22,202	$27,338

See notes to condensed financial statements.

AMERICAN BUSINESS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

[Unaudited]

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Revenues	$—	$—	$—	$—

Operating Expenses:
Depreciation and amortization	2,277	2,500	1,139	2,500
Interest expense	61,715	58,147	31,087	29,290
Administrative expenses	192,859	354,037	110,866	262,975

Total operating expenses	256,851	414,684	143,092	294,765

Net loss	$(256,851)	$(414,684)	$(143,092)	$(294,765)

Net loss per common share - basic and fully-diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	69,870,517	62,299,093	69,870,517	68,245,524

See notes to condensed financial statements.

AMERICAN BUSINESS CORPORATION

CONDENSED STATEMENT OF SHAREHOLDERS’ IMPAIRMENT

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Preferred Stock Series E		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Impairment
	Shs	Amt	Shs	Amt	Shs	Amt	Shs	Amt	Shs	Amt	Shs	Amt
Balance, January 1, 2004	990,000	$762	2,000	$2,000,000	450,000	$135,000	950	$950,000	2,300	$2,300,000	54,370,517	$—	$14,538,201	$(37,320,521)	$(17,342,188)

Shares converted	(900,000)	(686)	—	—	—	—	—	—	—	—	9,000,000	9,000	(8,314)	—	—
Shares for services	—	—	—	—	—	—	—	—	—	—	3,500,000	3,500	129,000	—	132,500
Shares as deposit	—	—	—	—	—	—	—	—	—	—	5,000,000	5,000	145,000	—	150,000
Deposit cancelled	—	—	—	—	—	—	—	—	—	—	(5,000,000)	(5,000)	(145,000)	—	(150,000)
Rent contributed	—	—	—	—	—	—	—	—	—	—	—	—	9,600	—	9,600
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(977,398)	(977,398)

Balance December 31, 2004	90,000	$76	2,000	$2,000,000	450,000	$135,000	950	$950,000	2,300	$2,300,000	69,870,517	$69,870	$14,872,987	$(38,297,919)	$(17,969,986)

[unaudited]

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(256,851)	(256,851)

Balance, June 30, 2005	90,000	$76	2,000	$2,000,000	450,000	$135,000	950	$950,000	2,300	$2,300,000	69,870,517	$69,870	$14,872,987	$(38,554,770)	$(18,226,837)

See notes to condensed financial statements.

AMERICAN BUSINESS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2005	2004
	[unaudited]	[unaudited]
Cash flows from operating activities -
Net loss	$(256,851)	$(414,684)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization expense	2,277	2,500
Issuance of common shares for services	—	132,500
Increase in liabilities
Accrued expenses	60,000	15,221
Accrued interest – related party	61,715	58,147

Net cash used by operating activities	(132,859)	(206,316)

Cash flows from financing activities -
Net proceeds from related parties	140,000	275,981

Net cash provided by financing activities	140,000	275,981

Net change in cash	(2,859)	69,665
Cash at beginning of period	6,845	—

Cash at end of period	$3,986	$69,665

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Accrued interest reclassified to Convertible Note due to related parties	$61,715	$58,147

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The Registrant’s operating results for the six and three month periods ended June 30, 2005, and 2004 are not necessarily indicative of the results that may be or were expected for the years ended December 31, 2005, and 2004. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and notes thereto of the Registrant included in its Form 10-KSB for the period ended December 31, 2004.

Note 2 - Related Party Transactions

As previously reported, and by virtue of (i) a 6% secured convertible promissory note due to Brentwood Capital Corp., an affiliated privately owned New York merchant banking corporation (“Brentwood”), dated September 27, 2002, in the aggregate amount of $2,103,582, including principal and accrued interest through June 30, 2005, which is convertible into 210,358,161 shares of the Registrant’s Common Stock, $.001 par value per share; and (ii) Brentwood’s record ownership of 1,435,000 shares of the Registrant’s common stock, Brentwood is the holder of 65% of the Registrant’s total capitalization. The Registrant may be deemed to be controlled by Brentwood.

Similarly, and as previously reported, Midwest Merger Management, LLC, a Kentucky limited liability company and its affiliated entities (“Midwest”) is the record owner of 12,459,800 shares of the Registrant’s common stock, 90,000 shares of Series A preferred stock which assuming conversion are the equivalent of 900,000 common shares, and 450,000 shares of Series C preferred stock which are convertible into 45,000,000 common shares, for an aggregate of 15% of the Registrant’s common stock and equivalents. Accordingly, the Registrant may be deemed to be controlled by Midwest. During the six month period ended June 30, 2005, and in connection with its ongoing support of the Registrant, Midwest contributed an aggregate of $150,000 to the Registrant to fund its activities.

At June 30, 2005, the aggregate indebtedness to related parties was $3,843,090. The Registrant intends to settle its aggregate obligations to Midwest and Brentwood in the course of its planned reorganization to a business development company.

Note 3 – Per Share Results

The common share equivalents associated with the Registrant’s issued and outstanding convertible notes and Preferred Stock were not included in computing per share results as their effects were anti-dilutive.

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

Note 5 – Going Concern

The Registrant’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Registrant had negative working capital at June 30, 2005, of $18,245,053. In addition, the Registrant has incurred an accumulated deficit of $(38,554,770) through June 30, 2005. The Registrant is dependent upon the efforts of Midwest and Brentwood to raise proceeds for its continued survival. The Registrant’s ability to continue to receive this level of support from Midwest and Brentwood is uncertain. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

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

Six Month Periods Ended June 30, 2005 and 2004:

Revenues - As a direct result of the Registrant’s inability to continue its failing freight transportation services beyond November 2000, the Registrant had no revenues during either the six month period ended June 30, 2005 (“6M05”) or the six month period ended June 30, 2004 (“6M04”). The Registrant continues working through the restructure of its debt and the mitigation of outstanding litigation.

Expenses and Income Taxes - General and administrative expenses for 6M05 were $256,851 compared to $414,684 for 6M04. This decrease is consistent with the Registrant’s strategy of redirecting its focus toward becoming a candidate to acquire or merge with a profitable, privately-held business operation. Accordingly, the Registrant’s recurring administrative expenses include: (i) professional fees (legal and accounting) associated with the resolution of the Registrant’s affairs with its former creditors and investors, and the maintenance of its reporting requirements and good standing, (ii) interest on its outstanding convertible note due to Brentwood (commencing on October 1, 2003), (iii) other ancillary expenses, and (iv) the payment of minimum franchise taxes.

Net Income (Loss) – Accordingly, the Registrant experienced a net loss of $256,851 for 6M05 compared to a net loss of $414,684 for 6M04. When related to the weighted average number of common shares outstanding during 6M05 and 6M04 per share loss results were $0.00 and $0.00, respectively.

Quarters Ended June 30, 2005 and 2004:

Revenue - As a direct result of the Registrant’s inability to continue its failing freight transportation services beyond November 2000, the Registrant had no revenues during either the second quarter June 30, 2005 (“2Q05”) or the second quarter ended June 30, 2004 (“2Q04”). The Registrant continues working through the restructure of its debt and the mitigation of outstanding litigation.

Expenses and Income Taxes - General and administrative expenses for 2Q05 were $143,092 compared to $294,765 for 2Q04. This decrease is consistent with the Registrant’s strategy of redirecting its focus toward becoming a candidate to acquire or merge with a profitable, privately-held business operation. Accordingly, the Registrant’s recurring administrative expenses include: (i) professional fees (legal and accounting) associated with the resolution of the Registrant’s affairs with its former creditors and investors, and the maintenance of its reporting requirements and good standing, (ii) interest on its outstanding convertible note due to Brentwood (commencing on October 1, 2003), (iii) other ancillary expenses, and (iv) the payment of minimum franchise taxes.

Net Income (Loss) – Accordingly, the Registrant experienced a net loss of $143,092 for 2Q05 compared to a net loss of $294,765 for 2Q04. When related to the weighted average common shares outstanding during each period, per share results were $0.00 and $0.00, for 2Q05 and 2Q04, respectively.

Liquidity and Capital Resources

The Registrant does not have any permanent capital resources. Consistent with the inability to continue its failing freight transportation services business beyond November 2000, and its subsequent disposition in connection with arranging the funding of the GE Credit Corp. settlement in September 2002, the Registrant’s principal activity has been centered in resolving the remaining claims of its former creditors so it may seek a business combination. In this connection, Midwest and Brentwood have agreed to provide Registrant with reasonable legal, accounting and administrative resources to resolve its affairs and conduct its search for a business combination candidate.

Accordingly, the Registrant is entirely dependent upon: (i) Midwest providing the Registrant with certain advisory services in connection with the resolution of its affairs on favorable terms; (ii) the willingness of Brentwood to provide the Registrant with certain office and administrative facilities and to fund virtually all of the Registrant’s settlements with its creditors; and (iii) the Registrant’s successfully implementing a business combination with a profitable operating company. There can be no assurances that Midwest will be successful in resolving all or substantially all of Registrant’s affairs, that Brentwood will fund any further settlements, or that the combined efforts of Midwest and Brentwood will lead to a successful business combination.

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

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

31.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K:

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Business Corporation

By:	/s/ Anthony R. Russo
Chief Executive Officer and Director

By:	/s/ Anthony R. Russo
Chief Financial Officer

Dated: August 12, 2005

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002