Form 10QSB
period 2005-09-30
AMERICAN BUSINESS CORP
filed 2005-11-23
CIK 820408

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2005

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File No: 33-9640-LA

AMERICAN BUSINESS CORPORATION

(Name of Small Business in its Charter)

Colorado	68-0133692
(State or Other Jurisdiction of Incorporation)	(IRS Employer Id. No.)

11921 Brinley Avenue, Louisville, KY 40243

(Address of Principal Office including Zip Code)

Issuer’s telephone Number: (502) 244-1964

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, par value $.001 per share, 69,870,517 shares at September 30, 2005

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    NO  ☒.

AMERICAN BUSINESS CORPORATION

FORM 10-QSB - QUARTER ENDED SEPTEMBER 30, 2005

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed balance sheet of the Registrant as of September 30, 2005, the audited balance sheet at December 31, 2004, and the unaudited condensed statements of operations, shareholders’ equity (deficit), and cash flows for the nine and three month periods ended September 30, 2005 and September 30, 2004 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

AMERICAN BUSINESS CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	[Unaudited and Not Reviewed]
Assets
Current assets –
Cash	$83	$6,845

Total current assets	83	6,845
Equipment, net	17,078	20,493

Total Assets	$17,161	$27,338

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accrued expenses	$425,564	$330,564
Accrued interest	3,273,268	3,273,268
Due to related parties	3,944,644	3,641,375
Loans payable	2,518,000	2,518,000
Convertible debentures	3,793,460	3,793,460
Redemption of Series B Convertible Preferred Stock	2,000,000	—
Estimated liability for claims and litigation	4,440,657	4,440,657

Total Current Liabilities	20,395,593	17,997,324

Commitments and contingencies
Shareholders’ Impairment
Preferred stock, no par value; 10,000,000 shares authorized -
Series A, 90,000 shares issued and outstanding	76	76
Series B, 2,000 shares issued and outstanding	—	2,000,000
Series C, 450,000 shares issued and outstanding	135,000	135,000
Series D, 950 shares issued and outstanding	950,000	950,000
Series E, 2,300 shares issued and outstanding	2,300,000	2,300,000
Common stock, par value $.001 per share; 500,000,000 authorized, 69,870,517 shares issued and outstanding	69,870	69,870
Additional paid-in capital	14,872,987	14,872,987
Accumulated deficit	(38,706,365)	(38,297,919)

Total Shareholders’ Equity (Deficit)	(20,378,432)	(17,969,986)

Total Liabilities and Shareholders’ Equity (Deficit)	$17,161	$27,338

See notes to condensed financial statements.

AMERICAN BUSINESS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

[Unaudited]

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	[Not Reviewed]		[Not Reviewed]
Revenues	$—	$—	$—	$—

Operating Expenses:
Depreciation and amortization	3,416	11,139	1,139	8,639
Interest expense	93,434	87,876	31,719	29,729
Administrative expenses	311,596	526,061	118,737	172,024

Total operating expenses	408,446	625,076	151,595	210,392

Net loss	$(408,446)	$(625,076)	$(151,595)	$(210,392)

Net loss per common share – basic and fully-diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	69,870,517	66,170,517	69,870,517	75,620,517

See notes to condensed financial statements.

AMERICAN BUSINESS CORPORATION

CONDENSED STATEMENT OF SHAREHOLDERS’ IMPAIRMENT

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Preferred Stock Series E		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Impairment
	Shs	Amt	Shs	Amt	Shs	Amt	Shs	Amt	Shs	Amt	Shs	Amt
	[Unaudited and Not Reviewed]
Balance, January 1, 2004	990,000	$762	2,000	$2,000,000	450,000	$135,000	950	$950,000	2,300	$2,300,000	54,370,517	$54,370	$14,538,201	$(37,320,521)	$(17,342,188)

Shares converted	(900,000)	(686)	—	—	—	—	—	—	—	—	9,000,000	9,000	(8,314)	—	—
Shares for services	—	—	—	—	—	—	—	—	—	—	6,500,000	6,500	333,500	—	340,000
Shares as deposit	—	—	—	—	—	—	—	—	—	—	5,000,000	5,000	145,000	—	150,000
Deposit cancelled	—	—	—	—	—	—	—	—	—	—	(5,000,000)	(5,000)	(145,000)		(150,000)
Rent contributed	—	—	—	—	—	—	—	—	—	—	—	—	9,600	—	9,600
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(977,398)	(977,398)

Balance December 31, 2004	90,000	$76	2,000	$2,000,000	450,000	$135,000	950	$950,000	2,300	$2,300,000	69,870,517	$69,870	$14,872,987	$(38,297,919)	$(17,969,986)

Reclassified to liabilities	—	—	(2,000)	(2,000,000)	—	—	—	—	—	—	—	—	—	—	(2,000,000)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(408,446)	(408,446)

Balance, September 30, 2005	90,000	$76	—	$—	450,000	$135,000	950	$950,000	2,300	$2,300,000	69,870,517	$69,870	$14,872,987	$(38,706,365)	$(20,378,432)

See notes to condensed financial statements.

AMERICAN BUSINESS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

[unaudited]

	Nine Months Ended September 30,
	2005	2004
	[Not Reviewed]
Cash flows from operating activities -
Net loss	$(408,446)	$(625,076)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization expense	3,415	11,139
Issuance of common shares for services	—	132,500
Increase in note receivable	—	(126,529)
Increase in liabilities
Accrued expenses	95,000	10,221
Accrued interest – related party	93,434	87,876

Net cash used by operating activities	(216,597)	(509,869)

Cash flows from investing activities –
Additions to property	—	(22,770)

Net cash used by investment activities	—	(22,770)

Cash flows from financing activities -
Net proceeds from related parties	209,835	534,830

Net cash provided by financing activities	209,835	534,830

Net change in cash	(6,762)	2,191
Cash at beginning of period	6,845	—

Cash at end of period	$83	$2,191

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued interest on Secured Convertible Note reclassified to due to related parties	$93,434	$87,876

Redemption of Series B Preferred Stock reclassified to liabilities	$2,000,000	$—

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The Registrant’s operating results for the nine and three month periods ended September 30, 2005, and 2004 are not necessarily indicative of the results that may be or were expected for the years ended December 31, 2005, and 2004. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and notes thereto of the Registrant included in its Form 10-KSB for the period ended December 31, 2004.

Note 2 - Related Party Transactions

As previously reported, and by virtue of (i) a 6% secured convertible promissory note due to Brentwood Capital Corp., an affiliated privately owned New York merchant banking corporation (“Brentwood”), dated September 27, 2002, in the aggregate amount of $2,135,135, including principal and accrued interest through September 30, 2005, which is convertible into 213,513,533 shares of the Registrant’s common stock; and (ii) Brentwood’s record ownership of 1,435,000 shares of the Registrant’s common stock, Brentwood is the owner of 65% of the Registrant’s voting securities. The Registrant may be deemed to be controlled by Brentwood.

Similarly, and as previously reported, Midwest Merger Management, LLC, a Kentucky limited liability company and its affiliated entities (“Midwest”) is the record owner of 12,459,800 shares of the Registrant’s common stock, 90,000 shares of Series A preferred stock which, assuming conversion, are the equivalent of 900,000 common shares, and 450,000 shares of Series C preferred stock which are convertible into 45,000,000 common shares, for an aggregate of 18% of the Registrant’s voting securities. Accordingly, the Registrant may be deemed to be controlled by Midwest. During the nine month period ended September 30, 2005, and in connection with its ongoing support of the Registrant, Midwest contributed an aggregate of $220,000 to the Registrant to fund its activities.

At September 30, 2005, the aggregate indebtedness to related parties was $3,944,644. The Registrant intends to settle its obligations to Midwest and Brentwood in the course of its planned reorganization to a business development company.

Note 3 – Per Share Results

The common share equivalents associated with the Registrant’s issued and outstanding convertible notes and Preferred Stock were not included in computing per share results as their effects were anti-dilutive.

Note 4 – Income Taxes (Benefits)

At December 31, 2002, the Registrant had available approximately $24,000,000 of net operating loss carry-forward, which expires between December 31, 2008 and December 31, 2021, that may be used to reduce future taxable income. As utilization of this carry-forward is less than certain, its potential tax benefit to the Registrant of approximately $8,000,000 is fully reserved.

Note 5 – Series B Preferred Stock

The provisions of the Series B Preferred Stock allow the holders to redeem their shares upon the occurrence of certain events including the Registrant’s inability to issue free trading common stock to such holders because the shares have not been registered under the Securities Act. As the effectiveness of a registration statement under the Securities Act is outside of Registrant’s control, the Series B Preferred Stock has been reclassified on the Registrant’s balance sheet at September 30, 2005 from equity to liabilities.

Note 6 – Going Concern

The Registrant’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Registrant has negative working capital at September 30, 2005, of $18,395,510, and it has incurred an accumulated deficit of $(38,706,365) through September 30, 2005. The Registrant is dependent upon the efforts of Midwest and Brentwood to raise proceeds for its continued survival. In this connection, Midwest and Brentwood have advanced the Registrant $1,809,509 and $2,135,135, respectively, through September 30, 2005. While the Registrant’s ability to continue to receive this level of support is uncertain, Midwest and Brentwood have advanced $210,000 and $93,269, respectively, during the current nine months ended September 30, 2005 period. Accordingly, the condensed consolidated financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

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

Nine Month Periods Ended September 30, 2005 and 2004:

Revenues - As a direct result of the Registrant’s inability to continue its failing freight transportation services beyond November 2000, the Registrant had no revenues during either the nine month period ended September 30, 2005 (“9M05”) or the nine month period ended September 30, 2004 (“9M04”). The Registrant continues working through the restructure of its debt and the mitigation of outstanding litigation.

Expenses and Income Taxes - General and administrative expenses for 9M05 were $408,446 compared to $625,076 for 9M04. This decrease is consistent with the Registrant’s strategy of redirecting its focus toward becoming a candidate to acquire or merge with a profitable, privately-held business operation. Accordingly, the Registrant’s recurring administrative expenses only include: (i) professional fees (legal and accounting) associated with the resolution of the Registrant’s affairs with its former creditors and investors, and the maintenance of its reporting requirements and good standing, (ii) interest on its outstanding convertible note due to Brentwood (commencing on October 1, 2003), (iii) other ancillary expenses, and (iv) the payment of minimum franchise taxes.

Net Income (Loss) – Accordingly, the Registrant experienced a net loss of $(408,446) for 9M05 compared to a net loss of $(625,076) for 9M04. When related to the weighted average number of common shares outstanding during 9M05 and 9M04 per share loss results were $0.01 and $0.01, respectively.

Quarters Ended September 30, 2005 and 2004:

Revenue - As a direct result of the Registrant’s inability to continue its failing freight transportation services beyond November 2000, the Registrant had no revenues during either the third quarter September 30, 2005 (“3Q05”) or the third quarter ended September 30, 2004 (“3Q04”). The Registrant continues working through the restructure of its debt and the mitigation of outstanding litigation.

Expenses and Income Taxes - General and administrative expenses for 3Q05 were $151,595 compared to $210,392 for 3Q04. This decrease is consistent with the Registrant’s strategy of redirecting its focus toward becoming a candidate to acquire or merge with a profitable, privately-held business operation. Accordingly, the Registrant’s recurring administrative expenses only include: (i) professional fees (legal and accounting) associated with the resolution of the Registrant’s affairs with its former creditors and investors, and the maintenance of its reporting requirements and good standing, (ii) interest on its outstanding convertible note due to Brentwood (commencing on October 1, 2003), (iii) other ancillary expenses, and (iv) the payment of minimum franchise taxes.

Net Income (Loss) – Accordingly, the Registrant experienced a net loss of $(151,595) for 3Q05 compared to a net loss of $(210,392) for 3Q04. When related to the weighted average common shares outstanding during each period, per share results were $0.00 and $0.00, for 3Q05 and 3Q04, respectively.

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

Accordingly, the Registrant is entirely dependent upon: (i) Midwest providing the Registrant with certain advisory services in connection with the resolution of its affairs on favorable terms; (ii) the willingness of Midwest and or Brentwood to fund virtually all of the Registrant’s settlements with its creditors; and (iii) the Registrant’s successful implementation of business combination with a profitable operating company. There can be no assurances that Midwest will be successful in resolving all or substantially all of Registrant’s affairs, that Midwest or Brentwood will fund any further settlements, or that the combined efforts of Midwest and Brentwood will lead to a successful business combination. Nonetheless, Midwest and Brentwood have advanced the Registrant $1,809,509 and $2,135,135, respectively, at September 30, 2005, $210,000 and $93,269 of which evidences their respective continued support throughout the current nine month period.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, the Chief Executive and Chief Financial officers of the Registrant concluded that the Registrant’s disclosure controls and procedures were effective as more further described in Rule 13a-15(c) of the Securities Exchange Act of 1934.

(b) Changes in Internal Controls

The Registrant made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

PART II – OTHER INFORMATION

Item 5. Other Information

On August 1, 2005, we relocated our offices from 222 Grace Church Street, Suite 300, Port Chester, NY 10573 to separate space available within the offices of Midwest at 11921 Brinley Avenue, Louisville, KY 40243.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:	31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K: None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Business Corporation

By:	/s/ Anthony R. Russo
Chief Executive Officer and Director

By:	/s/ Anthony R. Russo
Chief Financial Officer

Dated: November 23, 2005

Exhibit Index

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002