Form 10QSB/A
period 2005-06-30
AMERICAN BUSINESS CORP
filed 2006-04-20
CIK 820408

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                             Form 10-QSB/A

(Mark One)
[X] Quarterly  report  under  section  13  or  15(d) of  the Securities
    Exchange Act of 1934 for the quarterly period ended:  June 30, 2005

[ ] Transition  report  under  section  13  or  15(d) of the Securities
    Exchange     Act     of     1934    for   the   transition   period
    from                     to                      .
         --------------------   --------------------


                  Commission File No:  33-9640-LA
                                       ----------


                     AMERICAN BUSINESS CORPORATION
                     -----------------------------
                (Name of Small Business in its Charter)

           Colorado                                      90-0249312
           --------                                      ----------
(State or Other Jurisdiction of Incorporation)   (IRS Employer Id. No.)

      222 Grace Church Street, Suite 300, Port Chester, NY  10573
      -----------------------------------------------------------
            (Address of Principal Office including Zip Code)

               Issuer's telephone Number:  (914) 939-5081
                                           --------------

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports),and (2) has been subject to such filing requirements
for the past 90 days.  Yes [ X  ]  No [    ]

APPLICABLE ONLLY TO CORPORATE ISSUERS:

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                 Common Stock, par value $.001 per share,
                    69,870,517 shares at June 30, 2005.

              Transitional Small Business Disclosure Format
                     (Check one): Yes [ ] NO [  X  ].

                      AMERICAN BUSINESS CORPORATION
               FORM 10-QSB  -  QUARTER ENDED JUNE 30, 2005

INDEX                                                              Page

                     PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements..........................................2
        Condensed Balance Sheets at June 30, 2005 (unaudited) and
          December 31, 2004...........................................3
        Condensed Statements of Operations for the Six Months and
          Three Ended June 30, 2005 and 2004 (unaudited)..............4
        Condensed Statement of Stockholders' Deficit for the Period
          January 1, 2004 through June 30, 2005 (unaudited)...........5
        Condensed Statements of Cash Flows for the Six Months Ended
          June 30, 2005 and 2004 (unaudited)..........................6
        Notes to the Condensed Financial Statements...................7

Item 2.	Management's Discussion and Analysis.........................10

Item 3.	Controls and Procedures......................................10

                       PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.............................11

                              SIGNATURES

        Signatures...................................................11
        Exhibits.....................................................12

                    --------------------------------

			PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The unaudited condensed balance sheet of the Registrant as of June 30, 2005, the audited balance sheet at December 31, 2004, and the unaudited condensed statements of operations, stockholders' deficit, and cash flows for the six and three month periods ended June 30, 2005 and 2004 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

                      AMERICAN BUSINESS CORPORATION
                        CONDENSED BALANCE SHEETS


                                            June 30, 2005  December 31,
                                             [unaudited]       2004
                                            -------------  ------------

            Assets
Current assets -
  Cash                                      $      3,986   $     6,845
                                            -------------  ------------
    Total current assets                           3,986         6,845
  Equipment, net                                  18,216        20,493
                                            -------------  ------------
    Total Assets                            $     22,202   $    27,338


            Liabilities and Stockholders' Deficit
Current Liabilities
  Accrued expenses                          $    380,564   $    30,564
  Accrued interest                             3,273,268     3,273,268
  Due to related parties                       3,843,090     3,641,375
  Loans payable                                2,518,000     2,518,000
  Convertible debentures                       3,793,460     3,793,460
  Redeemable Series B
    Convertible Preferred Stock                2,000,000     2,000,000
  Estimated liability for claims
    and litigation                             4,440,657     4,440,657
                                            -------------  ------------
      Total Current Liabilities               20,249,039    19,997,324

Commitments and contingencies                         --            --
Stockholders' Equity (Deficit)
  Preferred stock, no par value;
  (10,000,000 shares authorized)
    Series A (90,000 shares issued
      and outstanding)                                76            76
    Series B (2,000 shares issued
      and outstanding)	                              --            --
    Series C (450,000 shares issued
      and outstanding)                           135,000       135,000
    Series D (950 shares issued
      and outstanding)                           950,000       950,000
    Series E (2,300 shares issued
      and outstanding)                         2,300,000     2,300,000
  Common stock, par value $.001 per share;
    500,000,000 authorized, 69,870,517
    shares issued and outstanding                 69,870        69,870
  Additional paid-in capital                  14,872,987    14,872,987
  Accumulated deficit                        (38,554,770)  (38,297,919)
                                            -------------  ------------
      Total Stockholders' Deficit            (20,226,837)  (19,969,986)
                                            -------------  ------------
Total Liabilities and Stockholders' Deficit $     22,202   $    27,338
                                            =============  ============

              See notes to condensed financial statements.

                    AMERICAN BUSINESS CORPORATION
                  CONDENSED STATEMENTS OF OPERATIONS
                             [Unaudited]

                            Six Months Ended       Three Months Ended
                                June 30,                 June 30,
                                --------                 --------
                            2005        2004        2005        2004
                         ----------  ----------  ----------  ----------


Revenues

  Depreciation and
    amortization	     2,277       2,500       1,139       2,500
  Interest expense          61,715      58,147      31,087      29,290
  Administrative
    expenses               192,859     354,037	   110,866     262,975
                         ----------  ----------  ----------  ----------
      Total operating
        expenses           256,851     414,684     143,092     294,765
                         ----------  ----------  ----------  ----------

Net loss                 $(256,851)  $(414,684)  $(143,092)  $(294,765)
                         ==========  ==========  ==========  ==========

Net loss per common
share - basic and
fully-diluted            $   (0.00)  $   (0.00)  $   (0.00)  $   (0.00)
                         ==========  ==========  ==========  ==========

Weighted average number
of common shares
outstanding              69,870,517  62,299,093  69,870,517  68,245,524
                         ==========  ==========  ==========  ==========


              See notes to condensed financial statements.

                     AMERICAN BUSINESS CORPORATION
              CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT


                 Preferred      Preferred      Preferred          Preferred      Preferred
                   Stock          Stock          Stock              Stock          Stock
                 Series A       Series B       Series C           Series D       Series E
                Shs     Amt    Shs    Amt     Shs      Amt       Shs  Amt       Shs    Amt
                ---------------------------------------------------------------------------------
Balance,
January 1, 2004	990,000 $ 762  2,000  $    -  450,000  $135,000  950  $950,000  2,300  $2,300,000

Shares
 converted     (900,000) (686)     -       -        -         -    -         -      -           -
Shares for
 services             -     -      -       -        -         -    -         -      -           -
Shares as
 deposit              -     -      -       -        -         -    -         -      -           -
Deposit
 cancelled            -     -      -       -        -         -    -         -      -           -
Rent
 contributed          -     -      -       -        -         -    -         -      -           -

Net loss              -     -      -       -        -         -	   -         -      -           -
                 --------------------------------------------------------------------------------
Balance,
December 31,
2004             90,000  $ 76  2,000  $    -  450,000  $135,000  950  $950,000  2,300  $2,300,000

    [unaudited]

Net loss	      -     -      -       -        -         -    -         -      -           -
                 --------------------------------------------------------------------------------
Balance,
June 30, 2005    90,000 $  76  2,000  $    -  450,000  $135,000  950  $950,000  2,300  $2,300,000
                 --------------------------------------------------------------------------------


              CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                             (Continued)

                                    Additional                    Total
                 Common Stock       Paid-In     Accumulated    Stockholders'
                Shs        Amt      Capital       Deficit        Deficit
                ---------- -------  ----------- -------------  -------------
Balance,
January 1, 2004 54,370,517 $54,370  $14,538,201 $(37,320,521) $(19,342,188)

Shares
 Converted       9,000,000   9,000       (8,314)           -             -

Shares
 for services    6,500,000   6,500      333,500            -       340,000

Shares as
 deposit         5,000,000   5,000      145,000            -       150,000

Deposit
 cancelled     	(5,000,000) (5,000)    (145,000)           -      (150,000)

Rent
 contributed 	         -       -        9,600            -         9,600

Net loss                 -       -	      -     (977,398)     (977,398)
                ----------------------------------------------------------
Balance,
December
31, 2004        69,870,517 $69,870  $14,872,987 $(38,297,919) $(19,969,986)

    [unaudited]

Net loss                 -       -            -     (256,851)     (256,851)
                -----------------------------------------------------------
Balance
June 30, 2005  	69,870,517 $69,870  $14,872,987 $(38,554,770) $(20,226,837)
                -----------------------------------------------------------


               See notes to condensed financial statements.

                     AMERICAN BUSINESS CORPORATION
                  CONDENSED STATEMENTS OF CASH FLOWS

302:
                                             Six Months Ended June 30,
                                                2005           2004
                                             [unaudited]    [unaudited]
                                            -------------  ------------

Cash flows from operating activities -
  Net loss                                  $   (256,851)  $  (414,684)
  Adjustments to reconcile net loss to
    net cash used by operating activities

  Depreciation and amortization expense            2,277         2,500
  Issuance of common shares for services              --       132,500
  Increase in liabilities
    Accrued expenses                              50,000        15,221
    Accrued interest - related party              61,715        58,147
                                            -------------  ------------
Net cash used by operating activities           (142,859)     (206,316)
                                            -------------  ------------

 Net proceeds from related parties	         140,000       275,981
                                            -------------  ------------
Net cash provided by financing activities        140,000       275,981
                                            -------------  ------------
Net change in cash                                (2,859)       69,665
Cash at beginning of period                        6,845            --
                                            -------------  ------------
Cash at end of period                       $      3,986   $    69,665
                                            =============  ============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

None.


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

Reclassifications - Certain amounts have been reclassified to conform with the current presentation. The reclassifications had no impact on previously reported results of operations or stockholders' deficit.

Note 2 - Related Party Transactions

As previously reported, and by virtue of (i) a 6% secured convertible promissory note due to Brentwood Capital Corp., an affiliated privately
owned  New  York  merchant  banking  corporation   ("Brentwood"), dated
September  27, 2002,  in  the aggregate amount of $2,103,582, including
principal  and  accrued  interest  through  June  30, 2005,  which   is
convertible into 210,358,161 shares of the Registrant's common stock; and (ii) Brentwood's record ownership of 1,435,000 shares of the Registrant's common stock, Brentwood is the owner of 65% of the Registrant's voting securities. The Registrant may be deemed to be controlled by Brentwood.

Similarly, and as previously reported, Midwest Merger Management, LLC, a Kentucky limited liability company and its affiliated entities
("Midwest")  is  the  record  owner  of   12,459,800   shares  of   the
Registrant's common stock, 90,000 shares of Series A preferred stock which, assuming conversion, are the equivalent of 900,000 common shares, and 450,000 shares of Series C preferred stock which are convertible into 45,000,000 common shares, for an aggregate of 15% of the Registrant's voting securities. Accordingly, the Registrant may be deemed to be controlled by M idwest. During the six month period ended June 30, 2005, and in connection with its ongoing support of the Registrant, Midwest contributed an aggregate of $140,000 to the Registrant to fund its activities during the six months ended June 30, 2005.

At June 30, 2005, the aggregate indebtedness to related parties was as follows:

Brentwood Capital Corp.         $2,103,582
Midwest Merger Management LLC   $1,739,508
                                ----------
                                $3,843,090
                                ==========

The Registrant intends to settle its obligations to related parties in the course of its planned reorganization with a privately held viable business candidate.

Note 3 - Per Share Results

The common share equivalents associated with the Registrant's issued and outstanding convertible notes and Preferred Stock were not included in computing per share results as their effects were anti-dilutive.

Note 4 - Income Taxes (Benefits)

At December 31, 2004, the Registrant had available approximately $37,000,000 of net operating loss carry-forward, which expires between December 31, 2008 and December 31, 2021, that may be used to reduce future taxable income. As utilization of this carry-forward is less than certain, its potential tax benefit to the Registrant of approximately $8,000,000 is fully reserved.

Note 5 - Series B Preferred Stock

The provisions of the Series B Preferred Stock allow the holders to redeem their shares upon the occurrence of certain events including the Registrant's inability to issue free trading common stock to such holders because the shares have not been registered under the Securities Act. As the effectiveness of a registration statement under the Securities Act is outside of Registrant's control, the Series B Preferred Stock has been classified on the Registrant's balance sheet as a liability.

Note 6 - Going Concern

The Registrant's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown  in the accompanying  financial statements, the Registrant had
negative  working   capital  at  June  30, 2005,  of   $20,245,053.  In
addition, the  Registrant   has  incurred  an  accumulated   deficit of
$(38,554,770) through June 30, 2005. The Registrant is dependent upon the efforts of Midwest to raise proceeds for its continued survival. The Registrant's ability to continue to receive this level of support
from  Midwest  is   uncertain.  The  condensed  consolidated  financial
statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

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

Six Month Periods Ended June 30, 2005 and 2004:

Revenues - As a direct result of the Registrant's inability to continue its failing freight transportation services beyond November 2000, the Registrant had no revenues during either the six month period ended June 30, 2005 ("6M05") or the six month period ended June 30, 2004 ("6M04"). The Registrant continues working through the restructure of its debt and the mitigation of outstanding litigation.

Expenses and Income Taxes - General and administrative expenses for 6M05 were $256,851 compared to $414,684 for 6M04. This decrease is consistent with the Registran's strategy of redirecting its focus toward becoming a candidate to acquire or merge with a profitable, privately-held business operation. Accordingly, the Registrant's recurring administrative expenses only include: (i) professional fees (legal and accounting) associated with the resolution of the Registrant's affairs with its former creditors and investors, and the maintenance of its reporting requirements and good standing, (ii) interest on its outstanding convertible note due to Brentwood (commencing on October 1, 2003), (iii) other ancillary expenses, and
(iv) the payment of minimum franchise taxes.

Net Income (Loss) - Accordingly, the Registrant experienced a net loss of $(256,851) for 6M05 compared to a net loss of $(414,684) for 6M04. When related to the weighted average number of common shares outstanding during 6M05 and 6M04, per share loss results were $0.00 and $0.00, respectively.

Quarters Ended June 30, 2005 and 2004:

Revenue - As a direct result of the Registrant's inability to continue its failing freight transportation services beyond November 2000, the Registrant had no revenues during either the second quarter June 30, 2005 ("2Q05") or the second quarter ended June 30, 2004 ("2Q04"). The Registrant continues working through the restructure of its debt and the mitigation of outstanding litigation.

Expenses and Income Taxes - General and administrative expenses for 2Q05 were $143,092 compared to $294,765 for 2Q04. This decrease is consistent with the Registrant's strategy of redirecting its focus toward becoming a candidate to acquire or merge with a profitable, privately-held business operation. Accordingly, the Registrant's recurring administrative expenses only include: (i) professional fees (legal and accounting) associated with the resolution of the Registrant's affairs with its former creditors and investors, and the maintenance of its reporting requirements and good standing, (ii)
interest on its outstanding convertible note due to Brentwood (commencing on October 1, 2003), (iii) other ancillary expenses, and
(iv) the payment of minimum franchise taxes.

Net Income (Loss) - Accordingly, the Registrant experienced a net loss of $(143,092) for 2Q05 compared to a net loss of $(294,765) for 2Q04. When related to the weighted average common shares outstanding during each quarter, per share results were $0.00 and $0.00, for 2Q05 and 2Q04, respectively.

Liquidity and Capital Resources

The Registrant does not have any permanent capital resources. Consistent with the inability to continue its failing freight transportation services business beyond November 2000, and its subsequent disposition in connection with arranging the funding of the GE Credit Corp. settlement in September 2002, the Registrant's principal activity has been centered in resolving the remaining claims of its former creditors so it may seek a business combination. In this connection, Midwes t has agreed to provide Registrant with reasonable legal, accounting and administrative resources to resolve its affairs and conduct its search for a business combination candidate.

Accordingly, the Registrant is entirely dependent upon: (i) Midwest providing the Registrant with certain advisory services in connection with the resolution of its affairs on favorable terms; (ii) the willingness of Midwest to provide the Registrant with certain office and administrative facilities and to fund virtually all of the Registrant's settlements with its creditors; and (iii) the Registrant's successfully implementing a business combination with a profitable operating company. There can be no assurances that Midwest will be successful in resolving all or substantially all of Registrant's affairs, that Midwest will fund any further settlements, or that the combined efforts of Midwest and the Registrant will lead to a successful business combination. Midwest has advanced the Registrant $1,739,509 a June 30, 2005, $85,000 of which occurred during the three months ended June 30, 2005, demonstrating its continued support during the current quarter.

Item 3.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, the Chief Executive and Chief Financial officers of the Registrant concluded that the Registrant's disclosure controls and procedures were effective as more further described in Rule 13a-15(c) of the Securities Exchange Act of 1934.

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

    32.2 - Certification Pursuant to Section 906 of the Sarbanes-Oxley
           Act of 2002


Reports on Form 8-K:

           None

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Business Corporation

By: /s/  Anthony R. Russo
   ------------------------
   Chief Executive Officer and Director

By: /s/  Anthony R. Russo
   ------------------------
   Chief Financial Officer

Dated:  April 20, 2006

                              Exhibit Index



Exhibit
Number      Description
---------   -----------

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

                             EXHIBIT 31.1

                    AMERICAN BUSINESS CORPORATION

                CERTIFICATIONS PURSUANT TO SECTION 302
                  OF THE SARBANES-OXLEY ACT OF 2002


I,  Anthony  R. Russo, the  Registrant's  Chief  Executive  and   Chief
Financial Officer, certify that:

    1. I have reviewed this amended quarterly report on Form 10-QSB of American Business Corporation;

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

Dated:  April 20, 2006

/s/  Anthony R. Russo
-----------------------
Chief Executive Officer
and Chief Financial Officer

                            EXHIBIT 32.1

                  AMERICAN BUSINESS CORPORATION

              CERTIFICATION PURSUANT TO SECTION 906
                OF THE SARBANES-OXLEY ACT OF 2002


    In  connection  with  the  Amended  Quarterly  Report  of  American
Business Corporation on Form 10-QSB for the quarterly period ended June 30, 2005, as filed with the Securities and Exchange Commission on April 20, 2006 (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2003, that:

    (1) The Report fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of American Business Corporation.

Date:  April 20, 2006


/s/ Anthony R. Russo
-----------------------
Chief Executive Officer
and Chief Financial Officer