Form 10QSB/A
period 2005-09-30
AMERICAN BUSINESS CORP
filed 2006-04-20
CIK 820408

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


                    Commission File No:  33-9640-LA


                     AMERICAN BUSINESS CORPORATION
                     -----------------------------
                (Name of Small Business in its Charter)

     Colorado                                         90-0249312
    ----------                                       ------------
(State or Other Jurisdiction of Incorporation)	 (IRS Employer Id. No.)

              11921 Brinley Avenue, Louisville, KY  40243
              -------------------------------------------
            (Address of Principal Office including Zip Code)

              Issuer's telephone Number:  (502) 244-1964

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ X  ]  No [    ]

Indicate  by check mark  whether the  Registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act):  Yes [ X ]   No  [    ]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                 Common Stock, par value $.001 per share, 69,870,517 shares at September 30, 2005

       Transitional  Small Business Disclosure Format (Check one):
                       Yes [    ]   No [  X  ].

                      AMERICAN BUSINESS CORPORATION
             FORM 10-QSB  -  QUARTER ENDED SEPTEMBER 30, 2005

                                  INDEX

                     PART I - FINANCIAL INFORMATION                Page

Item 1.	Financial Statements..........................................2
        Condensed Balance Sheets at September 30, 2005
          (unaudited) and December 31, 2004...........................3
        Condensed Statements of Operations for the Nine Months
          and Three Ended September 30, 2005 and 2004 (unaudited).....4
        Condensed Statement of Stockholders' (Deficit) for the
          Period January 1, 2004 through September 30, 2005
          (unaudited).................................................5
        Condensed Statements of Cash Flows for the Nine Months
          Ended September 30, 2005 and 2004 (unaudited)...............6
        Notes to the Condensed Financial Statements...................7

Item 2.	Management's Discussion and Analysis..........................9

Item 3.	Controls and Procedures......................................11

                       PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.............................11

                               SIGNATURES
        Signatures...................................................12
        Exhibits.....................................................13

---------------------------


                      PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The unaudited condensed balance sheet of the Registrant as of September 30, 2005, the audited balance sheet at December 31, 2004, and the unaudited condensed statements of operations, stockholders' deficit, and cash flows for the nine and three month periods ended September 30, 2005 and 2004 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

                    AMERICAN BUSINESS CORPORATION
                      CONDENSED BALANCE SHEETS


	                                     September 30,
	                                        2005       December 31,
                                              [Unaudited]      2004
                                             ------------- ------------
                  Assets
Current assets -
  Cash                                       $         83  $     6,845
                                             ------------- ------------
    Total current assets                               83        6,845
Equipment, net 	                                   17,078       20,493
                                             ------------- ------------
    Total Assets                             $     17,161  $    27,338
                                             ============= ============

           Liabilities and Stockholders' Deficit
Current Liabilities
  Accrued expenses                           $    425,564  $   330,564
  Accrued interest                              3,273,268    3,273,268
  Due to related parties                        3,944,644    3,641,375
  Loans payable                                 2,518,000    2,518,000
  Convertible debentures                        3,793,460    3,793,460
  Redeemable Series B Convertible
    Preferred Stock                             2,000,000    2,000,000
  Estimated liability for claims
    and litigation                              4,440,657    4,440,657
                                             ------------- ------------
    Total Current Liabilities                  20,395,593   19,997,324

Commitments and contingencies                          --           --
Stockholders' Equity (Deficit)
  Preferred stock, no par value;
    10,000,000 shares authorized -
   Series A,  90,000 shares issued
    and outstanding                                    76           76
   Series B,  2,000 shares issued
    and outstanding                                    --           --
   Series C,  450,000 shares issued
    and outstanding                               135,000      135,000
   Series D,  950 shares issued
    and outstanding                               950,000      950,000
   Series E,  2,300 shares issued
    and outstanding                             2,300,000    2,300,000
  Common stock, par value $.001 per
    share; 500,000,000 authorized,
    69,870,517 shares issued
    and outstanding                                69,870       69,870
  Additional paid-in capital                   14,872,987   14,872,987
  Accumulated deficit                         (38,706,365) (38,297,919)
                                             ------------- ------------
      Total Stockholders' Deficit             (20,378,432) (19,969,986)
                                             ------------- ------------
      Total Liabilities and
        Stockholders' Deficit                $     17,161  $    27,338
                                             ------------- ------------


                See notes to condensed financial statements.

                     AMERICAN BUSINESS CORPORATION
                  CONDENSED STATEMENTS OF OPERATIONS
                             [Unaudited]

                            Nine Months Ended       Three Months Ended
                              September 30,            September 30,
                              -------------            -------------
                            2005        2004        2005        2004
                         ----------  ----------  ----------  ----------


Revenues

Operating Expenses:
  Depreciation and
    amortization             3,415      11,139       1,139       8,639
  Interest expense          93,434      87,876      31,719      29,729
  Administrative expenses  311,597     526,061     118,737     172,024
                         ----------  ----------  ----------  ----------
    Total operating
      expenses             408,446     625,076     151,595     210,392
                         ----------  ----------  ----------  ----------
Net loss                 $(408,446)  $(625,076)  $(151,595)  $(210,392)
                         ==========  ==========  ==========  ==========

Net loss per common
  share - basic and
  fully-diluted          $   (0.01)  $   (0.01)  $   (0.00)  $   (0.00)
                         ==========  ==========  ==========  ==========

Weighted average
  number of common
  shares outstanding     69,870,517  66,170,517  69,870,517  75,620,517
                         ==========  ==========  ==========  ==========

              See notes to condensed financial statements.

                      AMERICAN BUSINESS CORPORATION
               CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT



                 Preferred      Preferred      Preferred          Preferred      Preferred
                   Stock          Stock          Stock              Stock          Stock
                 Series A       Series B       Series C           Series D       Series E
                Shs     Amt    Shs    Amt     Shs      Amt       Shs  Amt       Shs    Amt
                ---------------------------------------------------------------------------------
Balance,
January 1, 2004 990,000 $ 762  2,000 $    -   450,000  $135,000  950  $950,000	2,300  $2,300,000

Shares
 converted     (900,000) (686)     -      -	    -         -    -         -      -           -
Shares for
 services             -     -      -      -         -         -    -         -      -           -
Shares as
 deposit              -     -      -      -         -         -    -         -      -           -
Deposit
 cancelled            -     -	   -      -         -         -    -         -      -           -
Rent
 contributed          -     -      -      -         -         -    -         -      -           -
Net loss              -     -      -      -         -         -    -         -      -           -
               ----------------------------------------------------------------------------------
Balance
December
31, 2004         90,000 $  76  2,000 $    -   450,000  $135,000  950  $950,000	2,300  $2,300,000

[Unaudited]

Net loss              -            -      -         -         -    -	     -      -           -
               ----------------------------------------------------------------------------------
Balance,
September
30, 2005         90,000 $  76  2,000 $    -   450,000  $135,000  950  $950,000  2,300  $2,300,000


              CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                             (Continued)

                                    Additional                    Total
                 Common Stock       Paid-In     Accumulated    Stockholders'
                Shs        Amt      Capital       Deficit        Deficit
                ---------- -------  ----------- -------------  -------------
Balance,
January 1, 2004 54,370,517 $54,370  $14,538,201 $(37,320,521)  $(19,342,188)

Shares
 converted       9,000,000   9,000       (8,314)           -              -
Shares for
 services        6,500,000   6,500	333,500            -        340,000
Shares as
 deposit         5,000,000   5,000      145,000            -        150,000
Deposit
 cancelled      (5,000,000) (5,000)    (145,000)           -       (150,000)
Rent
 contributed 	         -       -	  9,600            -          9,600
Net loss                 -       -            -     (977,398)      (977,398)
                ------------------------------------------------------------
Balance,
December
31, 2004        69,870,517 $69,870  $14,872,987	$(38,297,919)  $(19,969,986)

        [Unaudited]

Net loss                 -       -            -     (408,446)      (408,446)
                ------------------------------------------------------------
Balance,
September
30, 2005 	69,870,517 $69,870  $14,872,987 $(38,706,365)  $(20,378,432)


             See notes to condensed financial statements.

                     AMERICAN BUSINESS CORPORATION
                   CONDENSED STATEMENTS OF CASH FLOWS
                            [unaudited]

                                        Nine Months Ended September 30,
                                                2005           2004
                                            -------------  ------------
Cash flows from operating activities -
  Net loss                                  $   (408,446)  $  (625,076)
  Adjustments to reconcile net loss to
    net cash used by operating activities

  Depreciation and amortization expense	           3,415        11,139
  Issuance of common shares for services              --       132,500
  Increase in note receivable                         --      (126,529)
  Increase in liabilities
  Accrued expenses                                95,000        10,221
  Accrued interest - related party                93,434        87,876
                                            -------------  ------------
Net cash used by operating activities           (216,597)     (509,869)
                                            -------------  ------------

Cash flows from investing activities -
  Additions to property	                              --       (22,770)
                                            -------------  ------------
Net cash used by investment activities                --       (22,770)
                                            -------------  ------------
Cash flows from financing activities -
  Net proceeds from related parties              209,835       534,830
                                            -------------  ------------
Net cash used by investment activities           209,835       534,830
                                            -------------  ------------
Net change in cash	                          (6,762)        2,191
Cash at beginning of period                        6,845            --
                                            -------------  ------------
Cash at end of period                       $         83   $     2,191
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

These   statements  reflect  all  adjustments,  consisting  of   normal
recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The Registran's operating results for the nine and three month periods ended September 30, 2005, and 2004 are not necessarily indicative of the results that may be or were expected for the years ended December
31,  2005 , and  2004.   It  is  suggested that these interim financial
statements be read in conjunction with the audited financial statements and notes thereto of the Registrant included in its Form 10-KSB for the period ended December 31, 2004.

Reclassifications - Certain amounts have been reclassified to conform with the current presentation. The reclassifications had no impact on previously reported results of operations or stockholders' deficit.

Note 2 - Related Party Transactions

As previously reported, and by virtue of (i) a 6% secured convertible promissory note due to Brentwood Capital Corp., an affiliated privately owned New York merchant banking corporation ("Brentwood"), dated September 27, 2002, in the aggregate amount of $2,135,135, including principal and accrued interest through September 30, 2005, which is convertible into 213,513,533 shares of the Registrant's common stock; and (ii) Brentwood's record ownership of 1,435,000 shares of the Registrant's common stock, Brentwood is the owner of 65% of the Registrant's voting securities. The Registrant may be deemed to be controlled by Brentwood.

Similarly, and as previously reported, Midwest Merger Management, LLC, a Kentucky limited liability company and its affiliated entities
("Midwest")  is  the  record  owner  of   12,459,800   shares  of   the
Registrant's common stock, 90,000 shares of Series A preferred stock which, assuming conversion, are the equivalent of 900,000 common shares, and 450,000 shares of Series C preferred stock which are convertible into 45,000,000 common shares, for an aggregate of 18% of the Registrant's voting securities. Accordingly, the Registrant may be deemed to be controlled by Midwest. During the nine month period ended September 30, 2005, and in connection with its ongoing support of the Registrant, Midwest contributed an aggregate of $210,000 to the Registrant to fund its activities for the nine months ended September 30,2005.

At September 30, 2005, the aggregate indebtedness to related parties was as follows:

Brentwood Capital Corp.     	$2,135,135
Midwest Merger Management LLC   $1,809,509
                                ----------
                                $3,944,644
                                ==========

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

As shown in the accompanying financial statements, the Registrant had negative working capital at September 30, 2005, of $20,395,510. In addition, the Registrant has incurred an accumulated deficit of $(38,706,365) through September 30, 2005. The Registrant is dependent upon the efforts of Midwest to raise proceeds for its continued survival. The Registrant's ability to continue to receive this level of support from Midwest is uncertain. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

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

Nine Month Periods Ended September 30, 2005 and 2004:

Revenues - As a direct result of the Registrant's inability to continue its failing freight transportation services beyond November 2000, the Registrant had no revenues during either the nine month period ended September 30, 2005 ("9M05") or the nine month period ended September 30, 2004 ("9M04"). The Registrant continues working through the restructure of its debt and the mitigation of outstanding litigation.

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

Net Income (Loss) - Accordingly, the Registrant experienced a net loss of $(408,446) for 9M05 compared to a net loss of $(625,076) for 9M04.
When  related  to  the  weighted  average   number  of  common   shares
outstanding during 9M05 and 9M04 per share loss results were $(0.01) and $(0.01), respectively.

Quarters Ended September 30, 2005 and 2004:

Revenue - As a direct result of the Registrant's inability to continue its failing freight transportation services beyond November 2000, the Registrant had no revenues during either the third quarter September 30, 2005 ("3Q05") or the third quarter ended September 30, 2004 ("3Q04"). The Registrant continues working through the restructure of its debt and the mitigation of outstanding litigation.

Expenses and Income Taxes - General and administrative expenses for 3Q05 were $151,595 compared to $210,392 for 3Q04. This decrease is consistent with the Registrant's strategy of redirecting its focus toward becoming a candidate to acquire or merge with a profitable, privately-held business operation. Accordingly, the Registrant's recurring administrative expenses only include: (i) professional fees (legal and accounting) associated with the resolution of the Registrant's affairs with its former creditors and investors, and the maintenance of its reporting requirements and good s tanding, (ii) interest on its outstanding convertible note due to Brentwood (commencing on October 1, 2003), (iii) other ancillary expenses, and
(iv) the payment of minimum franchise taxes.

Net Income (Loss) - Accordingly, the Registrant experienced a net loss of $(151,595) for 3Q05 compared to a net loss of $(210,392) for 3Q04. When related to the weighted average common shares outstanding during each quarter, per share results were $0.00 and $0.00, for 3Q05 and 3Q04, respectively.

Liquidity and Capital Resources

The Registrant does not have any permanent capital resources. Consistent with the inability to continue its failing freight transportation services business beyond November 2000, and its subsequent disposition in connection with arranging the funding of the GE Credit Corp. settlement in September 2002, the Registrant's principal activity has been centered in resolving the remaining claims of its former creditors so it may seek a business combination. In this connection, Midwest has agreed to provide Registrant with reasonable legal, accounting and administrative resources to resolve its affairs and conduct its search for a business combination candidate.

Accordingly, the Registrant is entirely dependent upon: (i) Midwest providing the Registrant with certain advisory services in connection with the resolution of its affairs on favorable terms; (ii) the willingness of Midwest to provide the Registrant with certain office and administrative facilities and to fund virtually all of the Registrant's settlements with its creditors; and (iii) the Registrant's successful implementation of business combination with a profitable operating company. There can be no assurances that Midwest will be successful in resolving all or substantially all of Registrant's affairs, that Midwest will fund any further settlements, or that the combined efforts of Midwest and Brentwood will lead to a successful business combination. Nonetheless, Midwest has advanced the Registrant $1,809,509 at September 30, 2005, $210,000 of which evidences its continued support during the current period.

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

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

   31.1  Certification  Pursuant  to  Section 302 of the Sarbanes-Oxley
         Act of 2002
   32.2  Certification  Pursuant  to  Section 906 of the Sarbanes-Oxley
         Act of 2002

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

American Business Corporation

By: /s/ Anthony R. Russo
   ------------------------
    Chief Executive Officer and Director

By: /s/  Anthony R. Russo
   ------------------------
    Chief Financial Officer

Dated:  April 20, 2006

                              Exhibit Index


Exhibit
Number      Description
--------    -----------
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

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this amended quarterly report; and

    4. I am responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] for the Registrant and have:

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

Dated:  April 20, 2006

/s/  Anthony R. Russo
------------------------
Chief Executive Officer
and Chief Financial Officer

                              EXHIBIT 32.1

                     AMERICAN BUSINESS CORPORATION

                 CERTIFICATION PURSUANT TO SECTION 906
                   OF THE SARBANES-OXLEY ACT OF 2002


    In connection with the Amended Quarterly Report of American Business Corporation on Form 10-QSB for the quarterly period ended
September 30, 2005, as filed with the Securities and Exchange Commission on April 20, 2006 (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, that:

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