Form 10KSB
period 2005-12-31
AMERICAN BUSINESS CORP
filed 2006-09-14
CIK 820408

U.S. Securities and Exchange Commission
                        Washington, D.C. 20549



                              FORM 10-KSB



           Annual Report under Section 13 or 15 (d) of the
                     Securities Exchange Act 1934:

                 Fiscal Year Ended December 31, 2005

                 Commission File Number: 33-9640-LA

                 ----------------------------------

                    AMERICAN BUSINESS CORPORATION
             (Exact Name of Registrant in its Charter)



Colorado	                                            90-0249312
(State or other Jurisdiction                             (IRS Employer
of Incorporation)                                   Identification No.)

                       11921 Brinley Avenue
                       Louisville, KY  40243
      (Address of Principal executive Offices including Zip Code)

                          (502) 410-6900
                 (Registrant's Telephone Number)
                          --------------

     Securities registered under Section 12(b) of the Exchange Act:
                               None

     Securities registered under Section 12(g) of the Exchange Act:
               Common Stock, $.001 par value per share
                          --------------

Check whether Registrant (1) filed all  reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that we were required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days:    Yes  [X]    No  [ ]

Check  if there is  no disclosure  of delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate  by check  mark whether  the Registrant is a shell company (as
defined in Rule 12-b-2 of the Exchange Act):  Yes  [X]    No  [ ]

Registrant's revenues for its most recent fiscal year: $ - 0 -

Market value of common stock
held by non-affiliates at August 8, 2006:   $523,627

Shares of Common Stock outstanding at August 8, 2006: 69,870,517 shares

Documents incorporated by reference:	None.

Transitional Small Business Disclosure Format
(check one): Yes [ ] No [X]

                            TABLE OF CONTENTS


                                 PART I
Item 1.	Description of Business		                             3

Item 2.	Description of Property                                      6

Item 3.	Legal Proceedings                                            6

Item 4.	Submissions of Matters to a Vote of Security Holders         7

                                 PART II

Item 5.	Market for our Common Equity, Related Stockholder Matters
        and Small Business Issuer Purchases of Equity Securities     7

Item 6.	Management's Discussion and Analysis or Plan of Operation    8

Item 7.	Financial Statements                                        10

Item 8.	Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosures                        22

Item 8A. Controls and Procedures                                    22

                                PART III

Item 9.	Directors, Executive Officers, Promoter and Control
        Persons; Compliance with Section 16(a) of the Exchange Act  22

Item 10.Executive Compensation                                      23

Item 11.Security Ownership of Certain Beneficial Owners and
        Management and Related Stockholder Matters                  24

Item 12.Certain Relationships and Related Transactions              25

Item 13.Exhibits and Reports on Form 8-K                            26

Item 14.Principal Accountant Fees and Services                      26

                                SIGNATURES                          27

                                 EXHIBITS                        28-30

                                  PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

American Business Corporation (f/k/a Logistics Management Resources, Inc.) was incorporated in Colorado in January 1987 under the name Northern Dancer, Inc. In September 1998, in a reverse merger business combination in which we were the survivor, we acquired all of the issued and outstanding shares of common stock of U.S. Trucking, Inc., a privately owned Nevada corporation ("Trucking") solely in consideration for an aggregate of 15,877,300 shares of our common stock, no par value per share and changed our name to that of Trucking. Through wholly owned subsidiaries, Trucking was engaged in providing freight transportation services to large corporations and the operation of a regional truckload carrier specializing in the short to medium haul market segments.

By late 2000, in the face of substantial losses, we determined it was in our best interest to cease operations of our unprofitable transportation business. Accordingly, on November 30, 2000, four of our operating subsidiaries that collectively comprised substantially all of the unprofitable business, filed for Chapter 11 protection in the Bankruptcy Court of the Northern District of Florida. Shortly thereafter and principally as a result of our failure to successfully implement a plan of reorganization, the court-appointed Trustee in Bankruptcy converted the case to a Chapter 7 liquidation. Notwithstanding the liquidation of our subsidiaries and the cessation of our transportation business, we did not seek bankruptcy protection. Rather, our management has been working to resolve the settlement or mitigation of the liabilities occasioned by our failed transportation business. Although there can be no assurance of success, our management believes that we may eventually be in a position to favorably restructure the Company through a business combination with a privately owned company.

In February 2002, our Board of Directors and shareholders approved a change of name to Logistics Management Resources, Inc., and a 1 for 100 reverse split of all shares of our common stock. The reverse split became effective on February 12, 2002. On June 17, 2004, our Board of Directors and shareholders approved a change of name to American Business Corporation and an increase in our authorized Common Stock, $.001 par value, from 200,000,000 to 500,000,000 shares.

Our address is 11921 Brinley Avenue, Louisville, KY 40243, and our telephone and facsimile numbers are (502) 410-6900 and (502) 410-6902, respectively. Our common stock trades on the OTCBB market under the symbol AMBCE.OB. Our transfer agent is Corporate Stock Transfer, Inc. of Denver, CO.

Recent Developments

Change In Office Location

On March 30, 2005, we relocated our offices from 477 Madison Avenue, 12th Floor, New York, NY 10022 to temporary facilities at 222 Grace Church Street, Suite 300, Port Chester, NY 10022. On August 1, 2005, we began to transfer our records from 222 Grace Church Street, Suite 300, Port Chester, NY 10573 to separate space available within the offices of Midwest Merger Management, LLC ("Midwest"), our majority shareholder, at 11921 Brinley Avenue, Louisville, KY 40243. The relocation was completed on December 30, 2005.

Change of Registered Certified Accountant

On June 15, 2005, we received a letter from Rosenberg Rich Baker Berman & Company ("RRBB"), the independent certified public accountants engaged since 2001as the principal accountants to audit the Registrant's financial statements wherein RRBB summarily advised us that it was resigning as our independent accountants.

The audit reports of RRBB on our financial statements as of December 31, 2004 and 2003 and for each of the respective years then ended (the "Audit Period") did not contain any adverse opinion or disclaimer of opinion; and except for a going concern qualification, the same were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Audit Period there were (1) no disagreements with RRBB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of RRBB, would have caused it to make reference to the subject matter of the disagreements in connection with its reports for the years ended December 31, 2004 and 2003, and (2) no reportable events as described in Item 304(a)(1)(v) of Regulation S-K which led to RRBB's resignation.

On March 1, 2006, we retained the firm of Mountjoy & Bressler, LLP, Louisville, KY ("M&B") as our registered certified accountants for the year ended December 31, 2005. As we do not have an audit committee of our Board of Directors, the resignation of RRBB was acknowledged and accepted, and their replacement with M&B was approved by the Board.

Settlement with Wacovia Bank, NA

In May 2005 we entered into a settlement agreement with Wachovia Bank, NA, as successor to Southtrust Bank ("Wachovia"), settling a $2,852,000 judgment held by Wachovia against the Company for $150,000, payable $50,000 down and the balance in 12 equal monthly installments. The payments under the settlement were advanced by Midwest through December 2005. Accordingly, the effect of the settlement has been reflected at December 31, 2005 as a reduction of our estimated liability for claims and litigation of discontinued operations of $2,852,000, and an increase of our liability to Midwest of $150,000.

Status of Attempted Resolution of Legion Insurance Claim

In December 2005 we reached an agreement with Legion Insurance Company's to settle its claims against us in the amount of $1,203,657 for $350,000, payable $100,000 in January 2006, and the balance upon
the earlier of August 2008, or a sale of the Company.   To date, we
have been negotiating with Legion to accept partial payments on the down payment in hope of inducing Midwest to fund, assume, or otherwise guarantee payment of the settlement in full. As we are not certain of Midwest's willingness to underwrite the settlement, we have not recorded its effect in our financial statements at December 31, 2005.

Default on 6% Secured Convertible Note due Brentwood and the
Acquisition of that Interest by Midwest

The Company was not able to meet the previously deferred interest payments and monthly principal payments, due October 1, 2005 and December 1, 2005, respectively, pursuant to Brentwood's 6% Secured Convertible Note, causing the entire amount owed to become immediately due and payable. Effective December 31, 2005, Midwest acquired Brentwood's interest in the 6% Secured Convertible Note.

Proposed Merger with Telomolecular Corp.

On February 22, 2006 we entered into a Merger Agreement with Telomolecular Corp., a Delaware corporation, pursuant to which Telomolecular would merge with and into AMBC. After the merger Telomolecular shareholders would own or have the right to receive approximately 74.5% of our outstanding common stock (on a fully-diluted
basis).   Telomolecular is a development stage  bio-tech company with principal offices in Sacramento, California. It was recently organized to develop a new class of drugs to deliver large-molecule proteins important in the treatment of aging and age-related diseases. Consummation of the merger is subject to numerous conditions, including satisfaction of each party with its due diligence investigation of the
other.   The Agreement was subsequently terminated on June 9, 2006.

Subsequent Event

On August 29, 2006 the Company reported on Form 8-K that it had been served with notice that three of its creditors filed an Involuntary Petition for relief under Chapter 7 of the U.S. Bankruptcy Code in the United States Court for the Western District of Kentucky in Louisville,
KY on August 23, 2006 (Case Number 06-32184).   The Company has 20 days
from the date of notice to examine the veracity of the claims of the three petitioners, of which one is Midwest, and respond to the
Petition before the Bankruptcy Court.   The Company plans to vigorously
defend its plans to combine with a profitable, privately owned business and has no reason to believe that Midwest's participation in the involuntary petition precludes its continued support of the Company's efforts. The Company contemplates resolving the claims of Midwest and all other creditors in exchange for shares of a newly created common stock pursuant to a Plan of Arrangement that it believes will be acceptable to claimants. There can be no assurance, however, that the Company will be successful in obtaining the requisite amount of approvals to confirm a Plan under the Bankruptcy Court's supervision.

Our Business

Since ceasing our freight transportation services business on November 30, 2000, followed by our December 30, 2003, disposition of our ownership interest therein, we have not had any revenue from operations. During this period we have principally been engaged in seeking to resolve the claims of our creditors. More recently, our management has begun to explore the possibility of seeking a business combination with a privately owned company. Accordingly, and despite the fact that management does not consider us to be a development stage company, it is possible that we could be considered to be a blank check company. As defined in Section 7(b)(3) of the Securities Act of 1933, as amended (the "Securities Act"), a "blank check" company is an entity that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing "penny stock" securities as defined in Rule 3(a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.

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

A business combination with a target company will normally involve the transfer to the target company of the majority of our issued and outstanding common stock, and the substitution of our management and board of directors with that of the target company. No assurances can be given that we will be able to enter into a business combination, or, if we do enter into such a business combination no assurances can be given as to the terms of a business combination, or as to the nature of the target company.

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

Continued Management Control, Limited Time Availability. While seeking a business combination, management anticipates devoting up to twenty (20) hours per month to our business. Our only executive officer, Anthony R. Russo, has not entered into a written employment agreement with us nor is he expected to do so in the foreseeable future. We have not obtained key man life insurance on our sole officer and director. Notwithstanding the limited experience and time commitment of management, loss of the services of Mr. Russo would adversely affect development of our business and its likelihood of consummating a business combination.

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

Taxation. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction or their respective shareholders. In addition, the change of control that usually occurs in many business combinations may result in the surviving entity's ability to utilize our net operating loss carry forward to be materially limited.

Requirement of Audited Financial Statements May Disqualify Business Opportunities. Our management will request that any potential business opportunity provide audited financial statements. One or more potential combination candidates may opt to forego pursuing a business combination with us rather than incur the burdens associated with preparing audited financial statements. In such case, we may choose to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement would be provided upon closing of such a transaction in a time frame compliant with the filing requirements for Form 8-K.
Closing documents for such a transaction may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

We Are Economically Dependent Upon Our Principal Common and Preferred Stockholder and Our Noteholder. Midwest is deemed to be the record and beneficial owner of 11,689,729 shares or approximately 16.7% of the issued and outstanding common stock. This percentage is exclusive of:
(i) the 450,000 shares of our Series C Preferred Stock owned by Midwest, which have the voting rights of 45,000,000 shares of our common stock; and (ii) 90,000 shares of our Series A Preferred Stock still owned by Midwest and convertible into 900,000 shares of our common stock. Adding the voting rights of Midwest's Series C Preferred Stock and its remaining Series A Preferred Stock would increase Midwest's ownership percentage to 49.7%.

Further, the Company defaulted on the previously deferred interest payments and monthly principal payments, due October 1, 2005 and December 1, 2005, respectively, pursuant to Brentwood's 6% Secured Convertible Note causing the entire amount owed to become immediately due and payable. Effective December 31, 2005, Midwest acquired Brentwood's interest in the 6% Secured Convertible Note. If Midwest converted that note into its common share equivalent at December 31, 2005 of 216,716,236 shares, Midwest's ownership of the Company would increase to 82.5%.

Accordingly, we are entirely dependent upon : (1) Midwest providing us with office facilities and management services on favorable terms; (2) the willingness of Midwest to fund virtually all of our settlements with our creditors and our expenses; and (3) our implementation of successful business combination with a profitable operating company. Our future is entirely dependent on management's ability to secure a business combination partner with established profitable operations. In the opinion of management, we would experience material difficulty in replacing the support that has been provided by Midwest.

ITEM 2. DESCRIPTION OF PROPERTY

We occupy approximately 350 square feet of office space located at 11921 Brinley Avenue, Louisville, KY 40243, that is provided rent free on a month-to-month basis from Midwest. Our current office facilities are adequate for our present needs, and management expects that we will continue this arrangement in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We are a defendant in a lawsuit captioned Michael Margolies v. Daniel
L. Pixler, W. Anthony Huff and American Business Corporation. The suit was filed in the Supreme Court of New York, New York County on June 28, 2005. In his complaint Margolies claims the defendants entered into an agreement with him in March 2000 pursuant to which we would purchase the assets of American Intermodal Services, Inc., a New Jersey corporation engaged in the container hauling business ("AIS"), in consideration for the payment of 525,000 shares of our common stock, and the payment to him personally of various commissions based on the revenues our former subsidiary, Gulf Northern Transport, Inc., from former AIS customers. The defendants have denied the material allegations of the complaint and, as Margolies has failed to provide any proof of such an agreement between us and him or AIS, we anticipate
a favorable resolution of this dispute.   The proceeding is currently
in the discovery stage.

In May 2005 we entered into a settlement agreement with Wachovia Bank, NA, settling a $2.85 million judgment Wachovia held against the Company for $150,000, payable $50,000 down and the balance in 12 equal monthly installments. The payments under the settlement were advanced by Midwest through December 31, 2005.

In December 2005 we reached an agreement with Legion Insurance Company's to settle its claims against us in the amount of $1,203,657 for $350,000, payable $100,000 in January 2006, and the balance upon
the earlier of August 2008, or a sale of the Company.   To date, we
have been negotiating with Legion to accept partial payments on the down payment in hope of inducing Midwest to fund, assume, or otherwise guarantee payment of the settlement in full.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Neither during the fourth quarter of the fiscal year ended December 31, 2005, nor during the period January 1, 2006 through the filing date of this report did we submit any matter to a vote of shareholders.

                              PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.

Since approximately December 1999, our common stock, our only class of trading securities, has been quoted in the OTCBB under the symbol LMRI (AMBC.PK from June 2004 through December 2005, and AMBCE.OB thereafter). The following table sets forth the range of high and low bid price information for our common stock for each fiscal quarter for the past two fiscal years. High and low bid quotations represent prices between dealers without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.



Quarter Ended:                             Low Bid         High Bid
-------------                              -------         --------

December 31, 2005                         $  0.003        $   0.005
September 30, 2005                           0.002            0.015
June 30, 2005                                0.007            0.017
March 31, 2005                               0.008            0.022

December 31, 2004                         $  0.010        $   0.035
September 30, 2004                           0.024            0.085
June 30, 2004                                0.050            0.130
March 31, 2004                               0.060            0.190

Since our shares began trading in the OTCBB, the prices for shares have fluctuated widely. There may be many factors that may explain these variations. We believe that such factors include (a) the demand for our common stock, (b) the number of shares of our common stock available for sale, and (c) changes in the performance of the stock market in general, among others.

In recent years, the stock market has experienced extreme price and volume fluctuations that have had a substantial effect on the market prices for many small companies such as us, which may be unrelated to
the operating performances of the specific companies.   Some companies
that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If we became the object of securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources and have an adverse effect on our ability to consummate a business combination. In addition, holders of shares of our common stock could suffer substantial losses as a result of fluctuations and declines in the market price of our common stock.

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

(b) Holders

As of December 31, 2005, the approximate number of holders of record of shares of our Common Stock, $.001 par value per share, our only class of trading securities, was believed by management to be as follows:


          Title of Class                  Number of Record Holders
          --------------                  ------------------------

          Common Stock, $.001 par value             538

Management believes there are many shareholders whose securities are held in street name at various brokerage houses. The exact number of shareholders is unknown to us.

(c) Dividends.

We have paid no dividends during the fiscal years ended December 31, 2005 and 2004. Other than the requirements of the General Corporation Law of the State of Colorado that dividends be paid out of capital surplus only and that the declaration and payment of a dividend not render us insolvent, there are no restrictions on our present or future ability to pay dividends.

The payment by us of dividends, if any, in the future rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, and our financial condition, as well as other relevant factors.

(d) Stock Option Plan

Our Long Term Incentive Plan implemented in 2004 (the "2004 Plan") replaced our 1999 plan which had no options outstanding as there has been no stock option plan activity since December 2001 and whose remaining outstanding options and warrants expired in 2005. The 2004 Plan allows us to grant options for up to a total of 50,000,000 shares of common stock. Options outstanding become exercisable at the discretion of the Stock Option Committee, which administers the 2004 Plan, and expire 10 years after the grant date. All options granted under the 2004 Plan were exercisable at not less than the fair market value of the stock on the date of the grant. Accordingly, no compensation cost has been recognized for the Plan.

In July 2004, we filed a Registration Statement on Form S-8,
No. 333-117661, wherein we registered an aggregate of 50,000,000 shares of our Common Stock, $.001 par value per share, for issuance under our
 2004 Plan. In August 2004, we engaged a shareholder relations advisor to aid and assist in our then proposed recapitalization, reorganization and restructuring as a business development company including but not limited to locating and contacting our creditors and shareholders. In connection with retaining his engagement, the consultant was issued an option to purchase 1,500,000 shares of our Common Stock at $0.055 per share (the "Initial Option"). The Initial Option was exercised in full in September 2004 in consideration for the consultant's completed services valued by our board at $82,500.

There was no activity under the 2004 Plan since the Initial Option. Accordingly, 48,500,000 shares remain available for future option grants at December 31, 2005.

(e) Audit Committee Expert. Our sole director is an "audit committee expert" as defined in applicable SEC rules. He is not independent.

(f) Code of Ethics. The Board has not adopted a Code of Ethics to deter wrongdoing by corporate officers and promote appropriate behavior by management in carrying out its duties to the Company and its shareholders because we are not engaged in business and have no persons engaged in the type business activity typically sought to be promoted by such a Code.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Our plan of operation for the next twelve months is to continue our efforts to identify and merge with a privately held business that wishes to use our publicly-held status to assist it in its access to the capital markets. In this connection, on February 22, 2006 we entered into a Merger Agreement with Telomolecular Corp., a Delaware corporation, pursuant to which Telomolecular would merge with and into AMBC. After the merger Telomolecular shareholders would own or have the right to receive approximately 74.5% of our outstanding common
stock (on a fully-diluted basis).   Telomolecular was a development
stage bio-tech company recently organized to develop a new class of drugs to deliver large-molecule proteins important in the treatment of aging and age-related diseases. Consummation of the merger was subject to numerous conditions, including satisfaction of each party with its
due diligence investigation of the other.   On June 9, 2006 the Company
announced in its Form 8-K filing that the planned merger, which was scheduled to close on April 21, 2006, was terminated as it was unlikely that it could be effected on the terms originally negotiated.

The Company continues to screen additional potential merger partners consistent with its current objective of merging with a profitable privately-held business. In the interim, our general and administrative activities and office facilities are being provided by Midwest without reimbursement therefore and Midwest has advanced all of the Company's direct expenses as needed. There can be no assurance that Midwest will continue to support the Company for the foreseeable future.

We did not conduct any research and development or selling and marketing activities in the fiscal years ended December 31, 2005 and 2004. Our principal activity is seeking a privately owned business with which to enter into a business combination.

Critical Accounting Policies and Estimates

In preparing financial statements, management is required to select appropriate accounting policies and make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The most significant estimate included in the financial statements is as follows:

Estimated Liability for Claims and Litigation. In the course of preparing the accompanying financial statements, management has recorded its estimate of the liabilities associated with claims and litigation arising from its discontinued business based upon information available to it including consultation with counsel. As these claims are settled, the actual liability to be paid could differ from those estimates.

Financial Condition

In December 2003, we disposed of 100% of our ownership interest in the freight transportation services business having changed our direction to searching for a business combination partner. At December 31, 2005, we had working capital deficiency of $(31,899,626), and had cumulative losses from operations of $(46,961,620) since inception in 1987. Our ability to attract additional capital and to successfully consummate a business combination with a privately owned entity is entirely dependent upon the cooperation and assistance we receive from Midwest, of which there can be no ongoing assurance.

As a result of the action taken at our June 17, 2004 Special Meeting of Shareholders, we are now authorized to issue up to 500,000,000 shares of our Common Stock; and 10,000,000 shares of Preferred Stock, $.001
par value per share.   At December 31, 2005, there were 69,870,517
shares of our Common Stock and 545,250 shares of our Series A through E preferred stock issued and outstanding. We did not have any material commitments for capital expenditures at December 31, 2005 or 2004.

Results of  Operations

(a) Continuing Operations: During the fiscal year ended December 31, 2005 ("2005"), we reported a loss from continuing operations of $(2,973,554) compared to $(3,424,906) for the fiscal year ended December 31, 2004 ("2004"). The decrease was principally attributable to a reduction of general and administrative expenses consistent with the company's revised focus away from its failed former operation and toward searching for a new business combination. As expected, depreciation and amortization, and interest expense remained relatively constant between years. We do not expect sales of any products or service in the foreseeable future other than those of a potential merger partner.

(b)  Discontinued Operations:   During 2005, we reported a gain from
discontinued operations of $2,702,000 principally as a result the settlement of a $2,852,000 creditor's claim for $150,000 within the period. There was no similar activity in 2004.

(c) As a result of the foregoing, we reported a net loss of $(271,554) or $0.00 per share for 2005 compared to a net loss of $(3,424,906) or $(0.05) per share for 2004 on basic weighted average shares outstanding of 69,870,517 and 65,024,367, respectively.

During the two fiscal years ended December 31, 2005, our continued economic viability was entirely dependent upon: (1) Midwest providing us with office facilities and management services on favorable terms;
(2) the willingness of Midwest to fund virtually all of our settlements with our creditors; and (3) our successful business combination with a viable operating company. Our future is entirely dependent on management's ability to secure a business combination partner or establish profitable operations as well as the continued willingness of Midwest to provide funding.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements during the two years ended December 31, 2005, or at any subsequent time through the date of the filing of this report.

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



ITEM 7. FINANCIAL STATEMENTS

	                                                          Page

Report of Registered Independent Accounting Firm                    11

Financial Statements

    Balance Sheets                                                  12

    Statements of Operations                                        13

    Statements of Stockholders' Deficit                             14

    Statements of Cash Flows                                        15

    Notes to the Financial Statements                            16-21

            Report of Independent Registered Accounting Firm




To the Board of Directors and Stockholders of American Business Corporation

We have audited the accompanying balance sheet of American Business Corporation as of December 31, 2005 and 2004, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Business Corporation as of December 31, 2005 and 2004, and the results of its operations, cash flows and changes in stockholders' deficit for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, certain errors resulting in the understatement of interest expense and accrued liabilities were discovered by management of the Company during the current year. Accordingly, the 2004 financial statements have been restated and an adjustment has been made to the accumulated deficit as of January 1, 2004 to correct the error.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 13 of the notes to the financial statements, the Company incurred an accumulated deficit of $(46,961,620) through December 31, 2005, and as of December 31, 2005 had a working capital deficiency of $(31,899,626). The Company's ability to generate sufficient proceeds from prospective operations or debt or equity arrangements is uncertain. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                           /s/ Mountjoy & Bressler, LLP


Louisville, Kentucky
July 18, 2006, except for Note 16 as
to which the date is August 29, 2006

                     AMERICAN BUSINESS CORPORATION
                       CONDENSED BALANCE SHEETS


                                                       December 31,

                                                     2005   	2004
                                                              RESTATED
                                                 ----------  ----------
                    Assets

Current assets
    Cash                                        $       649 $     6,845
                                                 ----------  ----------
        Total current assets                            649       6,845
Equipment, net                                       15,939      20,493
                                                 ----------  ----------
        Total Assets                            $    16,588 $    27,338
                                                 ==========  ==========

        Liabilities and Stockholders' Deficit

Current Liabilities
    Accrued expenses                            $   425,564 $   330,564
    Accrued interest                              4,433,871   3,561,363
    Due to related parties                        4,211,671   3,641,375
    Notes payable in default                      6,311,460   6,311,460
    Redeemable Series B, D and E Preferred
     Stock, inclusive of accrued premium and
     penalties of $9,679,052 and $8,104,052
     in 2005 and 2004, respectively              14,929,052  13,354,052
    Estimated liability for claims and
     litigation                                   1,588,657   4,440,657
                                                 ----------  ----------
        Total Current Liabilities	         31,900,275  31,639,471
                                                 ----------  ----------
Commitments and contingencies

Stockholders' Deficit
    Preferred stock, no par value; 10,000,000
     shares authorized, 545,250 shares of
     series A through E issued and outstanding
     in 2005 and 2004 	                            135,076     135,076
    Common stock, $.001 par value; 500,000,000
     shares authorized, 69,870,517 shares issued
     and outstanding in 2005 and 2004                69,870      69,870
    Additional paid-in capital                   14,872,987  14,872,987
    Accumulated deficit                         (46,961,620)(46,690,066)
                                                 ----------  ----------
        Total Stockholders' Deficit             (31,883,687)(31,612,133)
                                                 ----------  ----------
        Total Liabilities and
         Stockholders' Deficit                  $    16,588 $    27,338
                                                 ==========  ==========

See notes to the financial statements.

                     AMERICAN BUSINESS CORPORATION
                        STATEMENTS OF OPERATIONS

                                                Year Ended December 31,
 	                                            2005        2004
                                                              RESTATED
                                                 ----------  ----------
Continuing Operations:
    Revenue                                     $         - $         -
                                                 ----------  ----------
    Operating Expenses:
        General and administrative                  396,031     862,467
        Depreciation and amortization                 4,554       2,277
        Interest expense                          2,572,969   2,560,162
                                                 ----------  ----------
            Total Operating Expense               2,973,554   3,424,906
                                                 ----------  ----------
Operating Loss Before Discontinued Operation     (2,973,554) (3,424,906)


Discontinued Operation:
    Gain on Settlement of Claim, net of
     income tax provision of $ -0-                2,702,000           -
                                                 ----------  ----------
Net Loss                                        $  (271,554)$(3,424,906)


Income (Loss) per Common Share - Basic and Fully Diluted

    Loss from Continuing Operations             $     (0.04)$     (0.05)
    Gain from Discontinued Operation                   0.04           -
                                                 ----------  ----------
        Net Income (Loss) per share             $      0.00 $     (0.05)
                                                 ==========  ==========

Weighted Average Common Shares Outstanding -
    Basic and Fully Diluted                      69,870,517  65,024,367

See notes to the financial statements.

                    AMERICAN BUSINESS CORPORATION
                STATEMENTS OF STOCKHOLDERS' DEFICIT







	         Preferred Stock		            Additional		      Total
	         Series A - E	        Common Stock	    Paid-in	Accumulated   Stockholders'
	         Shares     Amount   Shares       Amount    Capital	Deficit	      Deficit

                 ---------  -------  ----------   -------   ----------  ------------  -----------

Balance,
January 1, 2004,
as previously
reported	 1,445,250 $135,762  54,370,512  $ 54,370  $14,538,201 $(37,320,521) $(22,592,188)
Restatement of
retained deficit  	 -        -	      -         -            -	 (5,944,639)   (5,944,639)
                 ------------------  --------------------   ----------  ------------  ------------
Balance,
January 1,
2004, Restated	 1,445,250 $135,762  54,370,512  $ 54,370  $14,538,201 $(43,265,160) $(28,536,827)

Shares converted  (900,000)    (686)  9,000,000     9,000       (8,314)	          -             -
Shares issued
for services             -        -   6,500,000     6,500      333,500	          -       340,000
Shares issued
as a deposit             -        -   5,000,000     5,000      145,000            -       150,000
Cancellation
of deposit               -        -  (5,000,000)   (5,000)    (145,000)	          -      (150,000)
Rent contributed         -        -           -         -        9,600            -         9,600
Net loss - 2004,
Restated                 -        -           -         -            -	 (3,424,906)   (3,424,906)
                 ------------------  --------------------   ----------  ------------  ------------
Balance,
December 31, 2004,
Restated           545,250 $135,076  69,870,512  $ 69,870  $14,872,987 $(46,690,066) $(31,612,133)


Net loss - 2005          -        -           -         -            -	   (271,554)     (271,554)
                 ------------------  --------------------   ----------  ------------  ------------
Balance,
December 31, 2005  545,250 $135,076  69,870,512  $ 69,870  $14,872,987 $(46,961,620) $(31,883,687)
                 ==================  ====================   ==========  ============  ============


See notes to the financial statements.

                    AMERICAN BUSINESS CORPORATION
                      STATEMENTS OF CASH FLOWS
                                                Year Ended December 31,
 	                                            2005        2004
                                                              RESTATED
                                                 ----------  ----------

Cash flows from Operating Activities -
  Loss from continuing operations	               $(2,973,554) $(3,424,906	)
  Adjustments to reconcile loss from
   continuing operations to net cash used
   by operating activities
    Depreciation and amortization expense            4,554        2,277
    Services obtained for common shares                  -      340,000
    Rent contributed by related party                    -        9,600
    Increase in accrued expenses                    95,000       10,221
    Increase in accrued interest                   872,508      872,508
    Increase in accrued premium and
     penalties on preferred stock                1,575,000    1,575,000
                                                 ----------  ----------
    Net cash used in continuing operations        (426,492)    (615,300)

  Gain on discontinued operation                 2,702,000            -
  Decrease in estimated liability for
   claims and litigation                        (2,852,000)           -
                                                 ----------  ----------
Net cash used in Operating Activities	          (576,492)    (615,300)


Cash flows from Investing Activities -
  Additions to property	                                 -      (22,770)
                                                 ----------  ----------
Net cash used in Investing Activities                    -      (22,770)
                                                 ----------  ----------


Cash flows from Financing Activities -
  Advances from related parties	                   570,296      644,915
                                                 ----------  ----------
Net cash provided by Financing Activities	   570,296      644,915
                                                 ----------  ----------

Net change in Cash	                            (6,196)       6,845
Cash, beginning of year                              6,845            -
                                                 ----------  ----------
Cash, end of year                              $       649  $     6,845
                                                 ==========  ==========

See notes to the financial statements.

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

During 2005, we relocated our corporate headquarters from New York to Louisville, KY.

(B) Basis of Presentation. The accompanying balance sheet and related statements of operations, stockholders' deficit and cash flows at and for the years ended December 31, 2005 and 2004, include the financial activities of our company. Financial activities of former subsidiaries are included in discontinued operation when applicable.

(C) Income (Loss) Per Share. Basic per share income (loss) is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Fully diluted per share results are computed by increasing the weighted average number of common shares outstanding during each year by the common share equivalents of all applicable preferred stock, convertible notes, and options to purchase common shares. Common stock equivalents were not used in the computation of diluted loss per common share, as their effect would be anti-dilutive.

(D) Fair Value of Financial Instruments. The fair values of accrued expenses and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments.
In accordance with Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," rates available at balance sheet dates to us are used to estimate the fair value of existing debt.

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

(I) Securities Issued for Services. We account for stock issued for services under the intrinsic value method. For stock issued for services, the fair market value of our common stock on the date of issuance is used. We have adopted Statement of Accounting Standard
(SFAS) No. 123, "Accounting for Stock-Based Compensation". This statement generally suggests, but does not require, stock-based compensation transactions to be accounted for based upon the fair market value of the services rendered or the fair value of the equity instrument issued, whichever is more reliably measurable. Securities issued for services amounted to $-0- in 2005 and $340,000 in 2004. The underlying fair value of our common shares amounted to $0.052 per share in 2004. Effective January 1, 2006, the Company adopted SFAS 123(R), Share Based Payments (see Note 15).

(J) Reclassifications. Certain amounts in 2004 have been reclassified to conform to the current year presentation. The reclassifications had no impact to the net loss previously reported.

Note 2 - Restatement

During 2005, the Company's management identified and determined that the previously reported financial position and results of operations were materially misstated as a result of an accounting error attributable to the failure, since March 2002, to accrue interest, penalties and redemption premium on the Company's defaulted notes p ayable and Series B, D and E Preferred Stock. Management has analyzed and corrected the Company's internal financial reporting system. The following is a summary of this restatement:
	                         As Previously  Net Effect of	 As
                                  Reported       Restatement   Restated
                                  -----------  ------------  ----------
2004    Accrued interest          $ 3,273,268  $   288,095  $ 3,561.363
	Redeemable Series B, D
         and E Preferred Stock      5,250,000    8,104,052   13,354,052
        Interest expense              112,654    2,447,508    2,560,162
        Net income (loss)            (977,398)  (2,447,508)  (3,424,906)
	Net income (loss) per
         share:  Basic and fully
         diluted                        (0.01)       (0.04)       (0.05)
                                  -------------------------------------

The restatement applicable to 2004 has been presented in the accompanying statement of operations. The net effect of the restatement for periods prior to January 1, 2004 of $5,944,639, has been included in the statement of stockholders' deficit as an adjustment of the January 1, 2004 opening balance of the accumulated deficit.

Note 3 - Fair Value of Financial Instruments

Our material financial instruments for which disclosure of estimated fair value is required by certain accounting standards at December 31, 2005 and 2004, consist of Loans Payable, Convertible Debentures, and Estimated Liability for Claims and Litigation relating to discontinued operations. In the opinion of our management, such items are carried at values that approximate fair value.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial
statements.   An example of this measurement process is as follows:

In December 2005 we reached an agreement with Legion Insurance Company's to settle its claims against us in the amount of $1,203,657 for $350,000, payable $100,000 in January 2006, and the balance upon the earlier of August 2008, or a sale of the Company. To date, we have been negotiating with Legion to accept partial payments on the down payment in hope of inducing Midwest to fund, assume, or otherwise guarantee payment of the settlement in full. As we are not certain of Midwest's willingness to underwrite the settlement, we have not recorded its effect in our financial statements at December 31, 2005.

These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect such estimates.

Note 4 - Equipment

Equipment at cost, less accumulated depreciation, consists of the following at December 31:


 	                                          2005         2004
                                              --------     --------
Office equipment                             $  22,770    $  22,770
Accumulated depreciation                        (6,831)      (2,277)
                                              --------     --------
Total                                        $  15,939    $  20,493
                                              ========     ========

Depreciation expense charged to operations was $4,554 and $2,277 in 2005 and 2004, respectively.

Note 5 - Notes Payable in Default

Notes payable consist of the following:
    11.5% Convertible debentures in default   $ 3,793,460
    18% Promissory Notes in default             2,235,000
    12% Notes payable in default                  283,000
                                               ----------
                                              $ 6,311,460
                                               ==========

Note 6 -Related Party Transactions

Amounts due related parties at December 31, 2005 and 2004 are as follows:



                                                    2005        2004
                                               -----------   ----------
Brentwood Capital Corp. ("Brentwood") -
  6% Secured Convertible Note, in default $ 2,167,162 $ 2,041,866 Midwest Merger Management, LLC and
  affiliates ("Midwest")                        2,044,509     1,599,509
                                               -----------   ----------
Total                                         $ 4,211,671   $ 3,641,375
                                               ===========   ==========

The Company defaulted on the previously deferred interest payments and monthly principal payments, due October 1, 2005 and December 1, 2005, respectively, pursuant to Brentwood's 6% Secured Convertible Note causing the entire amount owed to become immediately due and payable. Effective December 31, 2005, Midwest acquired Brentwood's interest in the 6% Secured Convertible Note.

During 2004, Midwest contributed office space to us with a fair market value of $9,600. We are entirely dependent upon Midwest providing us with office facilities and management services on favorable terms, as well as Midwest's willingness to fund virtually all of our settlements with our creditors and our expenses. Our President, Chief Executive Officer and Chief Financial Officer is also the Chief Financial Officer and a financial advisor to Midwest.

Note 7 - Estimated Liability for Claims and Litigation from
         Discontinued Operation

On November 30, 2000, our four operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. We are liable as a guarantor on certain indebtedness of our former subsidiaries which has given rise to certain claims and threatened litigation. Resultant estimated liability for claims and litigation amount to $1,588,657 and $4,440,657 at December 31, 2005 and 2004,
respectively.

In May 2005 we entered into a settlement agreement with Wachovia Bank, NA, settling a $2.85 million judgment Wachovia held against the Company for $150,000, payable $50,000 down and the balance in 12 equal monthly installments. The payments under the settlement were advanced by Midwest through December 31, 2005. Accordingly, the effect of the settlement has been reflected at December 31, 2005 as a reduction of our estimated liability for claims and litigation of discontinued operations of $2,852,000, and an increase of our liability to Midwest of $150,000.

In December 2005 we reached an agreement with Legion Insurance ompany's to settle its claims against us in the amount of $1,203,657 for $350,000, payable $100,000 in January 2006, and the balance upon
the earlier of August 2008, or a sale of the Company.   To date, we
have been negotiating with Legion to accept partial payments on the down payment in hope of inducing Midwest to fund, assume, or otherwise guarantee payment of the settlement in full. As we are not certain of Midwest's willingness to underwrite the settlement, we have not recorded its effect in our financial statements at December 31, 2005.

Note 8 - Income Taxes

For the years ended December 31, 2005 and 2004 we have no income tax provision or benefit.

Our total deferred tax asset and valuation allowance are as follows at December 31:


                                                    2005        2004
                                               -----------   ----------
Total deferred tax asset                      $13,300,000   $10,000,000
Less valuation allowance                      (13,300,000)  (10,000,000)
                                               -----------   ----------
Net deferred tax asset                        $         -   $         -
                                               ===========   ==========

At December 31, 2005, we have available approximately $34,700,000 of net operating loss carry forward which may be used to reduce future federal and state taxable income and expire between December 31, 2008 and December 31, 2021. The future benefit of these net operating loss carry forwards may be limited on an annual basis and in total under
Section 382 of the Internal Revenue Code as a result of potential ownership changes contemplated in the Company's plans.

Note 9 - Commitments and Contingencies

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

Note 10 - Preferred Stock

The components of the Company's Preferred stock, no par value, is as follows:

                                    Shares            Stated Value
  Series                         Outstanding     Per Share      Total
                                 -----------     ---------    --------
  A                                90,000	 $0.000844  $       76
  B                                 2,000         1,000.00   2,000,000
  C                               450,000           0.30       135,000
  D                                   950         1,000.00     950,000
  E                                 2,300   	  1,000.00   2,300,000
                                                             ---------
                                                             5,385,076

  Less redeemable Series B, D and
   E classified as a liability	                            (5,250,000)
                                 ----------                  ---------
                                  545,250                   $  135,076
                                 ==========                  =========

Series A Convertible Preferred Stock - On February 1, 1999, we entered i nto three stock exchange agreements whereby a total of 9,900,000 shares of Common Stock were exchanged for 990,000 shares of Series A Preferred Stock. The value of the shares was determined to be $762 and such amount was deducted from additional paid-in capital. Each share of Series A Preferred Stock is entitled to ten votes and will vote together with the holders of the Common Stock. Pursuant to this agreement, each share of Series A Preferred Stock may be exchanged for ten shares of Common Stock as follows: one fifth of the shares upon us reporting revenues of $31 million or more for any fiscal year or shorter period in a report filed on Form 10-KSB or any appropriate Securities and Exchange Commission filing; an additional one-fifth if revenues are at or above $41 million; an additional one fifth if revenues are at or above $51 million; an additional one-fifth if revenues are at or above $61 million; and the balance if revenues are
at or above $71 million.   On April 26, 2004, we and Midwest Merger
Management, LLC ("Midwest"), the sole owner of the Series A Preferred Stock and a majority stockholder of our company, entered into an amendment to the February 1, 1999 stock exchange agreement pertaining to the shares of Series A Preferred Stock wherein we granted Midwest the right to convert its 990,000 shares of Series A Preferred Stock into 9,900,000 shares of our Common Stock on or before December 31, 2005 in consideration for Midwest's best efforts commitment to fund our plan to reorganize our affairs and combine with a profitable owned business. This amendment was ratified at a May 12, 2005, special meeting of our controlling shareholders. Midwest has converted 0 and 900,000 Series A preferred shares in 2005 and 2004, respectively.

Series B Convertible, Redeemable Preferred Stock - During 1999, we sold $2,000,000 of Series B Convertible Preferred Stock and issued 2,000 shares. We incurred $185,000 of issuance costs that were deducted from additional paid-in capital. Shares of Series B Convertible, Redeemable Preferred Stock are convertible into shares of Common Stock based upon the stated value of $1,000 per share of Preferred Stock divided by the conversion price on the date of conversion. Holders of Series B Convertible Preferred Stock may elect to convert their shares commencing on the earlier of October 28, 1999 or the occurrence of any merger, tender offer, or redemption event. The conversion price is equal to 90% of the average closing bid price for the ten consecutive trading days immediately preceding the conversion date, not to exceed $2.59 per share. No dividends have been declared from issuance through December 31, 2005. There are also provisions in the security, which allow the holders to redeem their shares upon the occurrence of certain events including the inability of us to issue free trading common stock to the holders because the shares have not been registered under the Securities Act. The Series B shareholders have no voting
rights.   Holders of Series B Preferred Stock are entitled to receive
a redemption premium of 12% annually.   As a result of the redemption
provisions, the stated value of the Series B shares together with accrued redemption premium has been classified as a liability.

Series C Preferred Stock - During 1999, we issued 50,000 shares of Series C Preferred Stock to existing related party shareholders in exchange for their guaranteeing our debt incurred under the revolving credit agreement. The shares were valued for financial statement purposes at $.30 per share. During 2000 we also issued 200,000 shares of Series C Preferred Stock to each of Danny L. Pixler, our then Chief Executive and Financial Officer, and the Huff Grandchildren Trust in consideration of those parties' guaranties with respect to more than $13,000,000 of debt obligations of us or our affiliates. Each Series
C share carries 100 votes per share on all matters submitted to a vote of stockholders, but otherwise carries no rights to dividends or other distributions. The holders of Series C Preferred Stock have no liquidation rights and no rights to dividends.

Series D Convertible Preferred Stock - During 1999, we sold $950,000 of Series D Convertible Preferred shares and issued 950 shares. We incurred $150,000 of issuance costs that were deducted from additional paid-in capital. Shares of Series D Convertible Preferred Stock are convertible into shares of common stock based on the stated value of $1,000 per share of preferred stock divided by the Fixed Conversion Price of $2.59 per share, subject to adjustment. Holders of the Series D Convertible Preferred Stock may elect to convert their shares commencing the earlier of January 8, 2000 or the occurrence of a merger, tender offer, or redemption event. Holders of Series D Convertible Preferred Stock are entitled to receive a dividend of 12% annually. No dividends have been declared from issuance through December 31, 2005. In addition, the holders of Series D Convertible Preferred Stock have no voting rights. Holders of Series D Preferred Stock are entitled to receive a redemption premium of 12% annually. As a result of the redemption provisions, the stated value of the Series D shares together with accrued redemption premium has been classified as a liability.

Series E Convertible Preferred Stock - During 1999, we sold $2,300,000 of Series E Convertible Preferred Stock and issued 2,300 shares. We incurred $282,900 of issuance costs that were deducted from additional paid-in capital. Shares of Series E Convertible Preferred Stock are convertible into shares of Common Stock based upon the stated value of $1,000 per share of preferred stock divided by the Fixed Conversion Price of $3.18 per share, subject to adjustment. Holders of the Series E Convertible Preferred Stock may elect to convert their shares commencing on the earlier of March 9, 2000, or the occurrence of a
merger, tender offer, or redemption event.   No dividends have been
declared from issuance through December 31, 2005.

Series E Convertible Preferred Stock has no voting rights and is entitled to receive a redemption premium of 12% annually. As a result of the redemption provisions, the stated value of the Series D shares together with accrued redemption premium has been classified as a liability.

Note 11 - Common Stock

At a June 17, 2004 Special Meeting of Shareholders we increased the number of shares of Common Stock we are authorized to issue from 200,000,000 shares to 500,000,000 shares and increasing the par value of our Common Stock from no par value to $.001 per share.

On September 27, 2002, we executed a 6% Secured Convertible Note in favor of Brentwood Capital Corp ("Brentwood") in the amount of $1,731,906 the entire balance of which is convertible into common shares at $.01 per share. On June 17, 2004, an at the Annual Meeting of Shareholders described in Item 1, we amended our Certificate of Incorporation to increase the common shares authorized for issuance to 500,000,000. At December 31, 2005, the principal and accrued interest owed by us pursuant to the terms of the Secured Convertible Note was $2,167,162, which if converted by Brentwood, would result in the
issuance of 204,186,600 additional common shares.   Effective December
31, 2005, Midwest purchased Brentwood's interest in the 6% Secured Convertible Note.

Note 12 - Stock Option Plan

Our Long Term Incentive Plan implemented in 2004 (the "2004 Plan") replaced our 1999 plan which had no activity since 2001 and whose remaining outstanding options and warrants expired in 2005. A summary of the 1999 plan for the two years ended December 31, 2005 follows:


                                           Weighted            Weighted
                                 Options   Average   Warrants  Average
                                 --------  --------  --------  --------
Securities Outstanding
  January 1, 2004                 740,130  $  2.12  1,622,298  $  2.72
No activity                             -        -          -        -
                                 --------  --------  --------  --------
Securities Outstanding
  December 31, 2004               740,130     2.12  1,622,298     2.72
Securities Expired               (740,130)   (2.12)(1,622,298)   (2.72)
                                 --------  --------  --------  --------
Securities Outstanding
  December 31, 2005                     -  $     -          -  $     -
                                 ========  ========  ========  ========

The 2004 Plan is accounted for under Statement of Financial Accounting
Standards, SFAS 123, Accounting for Stock-Based Compensation.   Under
SFAS 123, the compensation cost of the issuance of stock options is measured at the grant date based on the fair value of the award. Compensation is then recognized over the service period that is generally the vesting period.

The 2004 Plan allows us to grant options for up to a total of 50,000,000 shares of common stock. Options outstanding become exercisable at the discretion of the Stock Option Committee, which administers the 2004 Plan, and expire 10 years after the grant date. All options granted under the 2004 Plan were exercisable at not less than the fair market value of the stock on the date of the grant. Accordingly, no compensation cost has been recognized for the Plan.

In July 2004, we filed a Registration Statement on Form S-8, No. 333-117661, wherein we registered an aggregate of 50,000,000 shares of our Common Stock, $.001 par value per share, for issuance under our 2004 Plan. In August 2004, we engaged a shareholder relations advisor to aid and assist in our then proposed recapitalization, reorganization and restructuring as a business development company including but not limited to locating and contacting our creditors and shareholders. In connection with retaining his engagement, the consultant was issued an option to purchase 1,500,000 shares of our Common Stock at $0.055 per share (the "Initial Option"). The Initial Option was exercised in full in September 2004 in consideration for the consultan's completed services valued by our board at $82,500.

There was no activity under the 2004 Plan since the Initial Option. Accordingly, 48,500,000 shares remain available for future option grants at December 31, 2005.

Note 13 - Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $(46,961,620) through December 31, 2005. In addition, at December 31, 2005, we had a working capital deficiency of $(31,899,626). Our ability to generate sufficient proceeds from prospective operations, debt or equity placements is uncertain. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

During the two fiscal years ended December 31, 2005, our continued economic viability was entirely dependent upon: (1) Midwest providing us with office facilities and management services on favorable terms;
(2) the willingness of Midwest to fund virtually all of our settlements with our creditors; and (3) our successful business combination with a viable operating company. Our future is entirely dependent on management's ability to secure a business combination partner or establish profitable operations as well as the continued willingness of Midwest to provide funding (see Note 16).

Note 14- Rescinded Transaction.

On October 25, 2004, we caused the execution and delivery of a Rescission and Release Agreement by and among us, Y2 Ultra-Filter, Inc. a Wyoming corporation ("Y2"), Midwest and The Huff Grandchildren Trust, a trust organized under the laws of the State of Kentucky (the "Rescission Agreement") wherein and whereby we and the other parties agreed to rescind and terminate the a Purchase and Contribution Agreement dated as of April 28, 2004 and Amendment No. 1 to Purchase and Contribution Agreement dated as of June 30, 2004, changing the same to a License and Joint Venture Agreement and materially modifying the terms and conditions of the Purchase and Contribution Agreement.

Pursuant to the Rescission Agreement, and in consideration for: (i) Y2's return of a certificate representing an aggregate of 27,000,000 shares of our common stock; (ii) the cancellation by us of Y2's options to purchase 39,000,008 shares of our common stock; (iii) the cancellation by Y2 of a call option Midwest granted to Y2 to call a number of shares of our common stock equal to fifty percent (50%) of the number of issued and outstanding common stock equivalents of our preferred stock held by Midwest, the Trust or any affiliate of either; and (iv) Y2's release of any claim of right, title or interest in or to A.I.R. Filters, LLC, a Delaware limited liability company formed by us, we gave up all of its previously licensed rights to exploit U2 Ultra Filter's patented filtration system technology to the worldwide gaming industry.

Note 15 - Recent Accounting Pronouncements

Share-Based Payments:  Financial Accounting Standards Board Statement
(FASB) 123(R), Share-Based Payment was issued in December 2004. This Statement eliminates the alternative to use Opinion 25's intrinsic value method of accounting that was provided in FASB Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation costs. Statement 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. This statement will be adopted for the first quarterly reporting period of 2006 beginning on January 1 using the modified prospective application. Under this method, only new awards modified, repurchased, or cancelled after the required effective date will be subject to requirements of FAS 123(R). No restatement of prior periods will be necessary.

Accounting Changes and Error Corrections: In May 2005, the FASB issued FASB No. 154 Accounting Changes and Error Corrections. This statement requires retrospective application to prior periods' financial statements for changes in accounting principle. Previously, under APB 20, all such changes were recorded as a line item on the statement of operations only in the period of change. This statement is effective for fiscal years beginning after December 15, 2005. Future impact of the application of this statement is unknown.

Note 16 - Subsequent Event

On August 29, 2006 the Company reported on Form 8-K that it had been served, on August 28, 2006, with notice that three of its creditors filed an Involuntary Petition for relief under Chapter 7 of the U.S. Bankruptcy Code in the United States Court for the Western District of Kentucky in Louisville, KY on August 23, 2006 (Case Number 06-32184). The Company has 20 days from the date of service to examine the veracity of the claims of the three petitioners, of which one is Midwest, and respond to the Petition before the Bankruptcy Court. The Company plans to vigorously defend its plans to combine with a profitable, privately owned business and has no reason to believe that Midwest's participation in the involuntary petition precludes its continued support of the Company's efforts. The Company contemplates resolving the claims of Midwest and all other creditors in exchange for shares of a newly created common stock pursuant to a Plan of Arrangement that it believes will be acceptable to claimants. There can be no assurance, however, that the Company will be successful in obtaining the requisite amount of approvals to confirm a Plan under the Bankruptcy Court's supervision.

_____________________________

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a), and 15(d) - (e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon their evaluation, the CEO and CFO concluded that the disclosure controls and procedures are effective in ensuring all required information relating to the Company is included in this report.

Except for the inherent limitations of having a staff of one person, we maintain a system of internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15d-15(f) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

During our most recent fiscal quarter, the Company's management identified and determined that the previously reported financial position and results of operations were materially misstated as a result of an accounting error attributable to the failure, since March 2002, to accrue interest, penalties and redemption premium on the Company's defaulted notes payable and Series B, D and E Preferred Stock. Management has analyzed and corrected the Company's internal financial reporting system. There have been no other changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.


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

	                   Duration and Date  Position and    Age and
                           of Expiration of   Office with     Director
Name                       Present Term       Registrant      Since

Anthony R. Russo           One year term      Chief Executive 63
                           expiring June 30,  Chief Financial February,
                           2007	              Officer, and    2003
                                              Director

There is no understanding or arrangement between any directors or any other person or persons pursuant to which such individual, was or is to be, selected as a director or nominee of our company.

Business Experience

Anthony R. Russo, has served as CEO and CFO since June 2004 and as a director since February 2003. From March 2000 to August 2003, Mr. Russo served as CFO and a director of Momentum Holdings Corporation, a publicly owned and traded Delaware corporation with a class of securities registered pursuant to Section 12(g) of the Exchange Act.
In March 2003, Mr. Russo was elected CEO of Momentum Holdings Corporation. Simultaneously therewith from August 2003 through December 2003, Mr. Russo has served as CEO, CFO, and director of Edgar Filing.net, Inc., an inactive publicly owned and traded Nevada corporation with a class of securities registered pursuant to Section 12(g) of the Exchange Act. Additionally from August 2002 until his resignation in December 2003, Mr. Russo served as CFO and director (since April 2002) of Certified Services, Inc. a publicly owned and traded Nevada corporation with a class of securities registered pursuant to Section 12(g) of the Exchange Act. Prior thereto since 1990, Mr. Russo served as co-founder, CEO, and director of Cartilage Technologies, Inc., a privately owned manufacturer of dietary supplements headquartered in Elmsford, NY. Prior thereto since 1971, he served as CEO, CFO and director of Sherwood Corporation, a publicly owned financial services firm in New York City. In his capacity as CEO, Mr. Russo often served as a member of the board of directors of several small and emerging companies including Lloyds Electronics, Inc. (AMEX:
LLYD) where he chaired the Audit Committee and served on the Executive Committee from 1980 to 1985. Prior thereto since 1966, he was a member of the audit staff of Arthur Andersen LLP in New York City. Mr. Russo received a BBA in accountancy practice from Pace University in 1967, was licensed as a CPA by the State of New York in 1969, and received a MA in Business and Policy from the State University of New York at Saratoga Springs in 2001. Mr. Russo has been a member of the American and New York Associations of CPA's since 1969; and a member of the National Association of Corporate Directors since 1998.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, Danny L. Pixler and Anthony R. Russo our executive officer and director, has complied with all Section 16(a) filing requirements applicable to them during our most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION.

(a) General

(1) through (7) All Compensation Covered. During the three fiscal years ended December 31, 2005, the aggregate compensation paid to, accrued or set aside for any of our executive officers or directors was $120,000 in 2003, $105,000 in 2004, and $230,000 in 2005.

(b) Summary Compensation Table.

                      SUMMARY COMPENSATION TABLE

                                                   Long Term Compensation
                       Annual Compensation          Awards      Payments
                       -------------------          ------      --------
Name and Position  Year  Salary  Bonuses Other(1) Stock Options LTIP Other
-----------------  ----  ------- ------- -------  ----- ------- ---- -----
Danny L. Pixler,
 CEO President	   2003 $120,000 $     - $     -      -       -    -     -
 and Director      2004        -       -       -      -       -    -     -
 (through June     2005        -       -       -      -       -    -     -
  2004)
Anthony R. Russo,  2003        -       -       -      -       -    -     -
 CEO President,    2004  105,000       -       -      -       -    -     -
 and Director      2005  200,000       -       -      -       -    -     -
 (since June 2004)
                         -------  -------  ------  -----   -----  ---- -----
Totals	           2003	$120,000 $     - $     -      -	      -    -	 -
                   2004  105,000       -       -      -	      -	   -	 -
                   2005  200,000       -       -      -       -    -     -
                                  =======  ======  =====   =====  ==== =====
 (1) No additional payments were made to our officers and directors for the three years ending December 31, 2005.
____________________________________

 (c) Option/SAR Grant Table.

 During the fiscal year ended December 31, 2005, we made no grants of stock options or freestanding SAR's to any of our executive officers or directors.

 (d) Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR
     Value Table.

 During the three fiscal years ended December 31, 2005, no stock options or freestanding SAR's were exercised by any of our executive officers or directors.

 (e) Long-Term Incentive Plan ("LTIP") Awards Table.

 During the three fiscal years ended December 31, 2005, we made no LTIP awards.

 (f) Compensation of Directors.

 (1) and (2). During the three fiscal years ended December 31, 2005, none of our directors received any compensation pursuant to any standard or other arrangement.

 (g) Employment Contracts and Termination of Employment, and Change in Control Arrangements. (1) and (2).

 In June 2004, Anthony R, Russo joined us as President and CEO at a level of compensation equal to $15,000 per month through February 2005, and $20,000 per month through December 31, 2005. Formal agreement has not yet been reached on Mr. Russo's access to incentive compensation or other benefits. Except for the foregoing, no executive officer of ours was employed pursuant to the terms of an employment agreement with us. No changes in control of our company took place during the fiscal year ended December 31, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owner. The information is furnished as of December 31, 2005, as to the number of shares of our Common Stock, $.001 par value per share, owned beneficially, or known by us to own beneficially, more than 5% of any class of such security:

		                        Amount and Nature
Name and Address of                     of Beneficial       Percentage
Beneficial Owner                        Ownership           of Class(1)
----------------                        -------------       ----------
Midwest Merger Management, LLC
11921 Brinley Avenue
Louisville, KY 40243                    57,589,729(2)       49.7%

-----------
 (1) Based upon the equivalent of 115,770,517 common shares as follows:
     (i) 69,870,517 common shares outstanding; (ii) 900,000 common shares issuable upon conversion of outstanding shares of Series A Convertible Preferred Stock, and (iii) 45,000,000 common share voting equivalents attributable to outstanding shares of Series C preferred stock.

 (2) Comprised of: (i) beneficial ownership of 11,689,729 shares of common stock; (ii) 900,000 common shares issuable upon conversion of outstanding shares of Series A Convertible preferred stock, and
     (iii) 45,000,000 common share voting equivalents attributable to outstanding shares of Series C preferred stock.

 (3) Does not include the common share equivalent of the 6% Secured Convertible Note that Midwest acquired from Brentwood effective December 31, 2005 of 216,716,236 shares. If Midwest converted that note into its common shares at December 31, 2005, Midwest's ownership of the Company would increase to 82.5%.

(b) Security Ownership of Management. The following information is furnished as of December 31, 2005, as to the number of shares of our Common Stock, $.001 par value per share owned beneficially by each of our executive officers and directors and by all executive officers and directors as a group:

		                        Amount and Nature
Name and Address of                     of Beneficial       Percentage
Beneficial Owner                        Ownership           of Class(1)
----------------                        -------------       ----------

Anthony R. Russo
11921 Brinley Avenue
Louisville, KY  40243                           - (2)               -%

All Officers and Directors as
 a Group of two persons                         - (2)               -%

--------------

 (1) Based upon the equivalent of 115,770,517 common shares as follows:
     (i) 69,870,517 common shares outstanding, and (ii) 900,000 common shares issuable upon conversion of outstanding shares of Series A Convertible preferred stock, and (iii) 45,000,000 common share voting equivalents attributable to outstanding shares of Series C preferred stock.

 (2) Mr. Russo has been the Chief Financial Officer and acts as a financial advisor to Midwest since June 2005. Mr. Russo disclaims any beneficial ownership in Midwest's 57,589,729 common and common equivalent shares of the company owned by Midwest..

(c) Changes in Control.

None.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2005, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (i) all compensation plans not previously approved by security holders.

                   EQUITY COMPENSATION PLAN INFORMATION


                                                                        Number of securities
                                                                        remaining available for
		                                                        future issuance under
 	             Number of securities to  Weighted average          equity compensation
                     be issued upon exercise  exercise price of         plans [excluding
                     of outstanding options,  outstanding options,      securities reflected
                     warrants and rights (a)  warrants, and rights (b)  in column (a)(c)]
                     -----------------------  ------------------------  -----------------------
Equity compensation
  plans approved by
  security holders              --                      --                      --
Equity compensation
  plans not approved
  by security holders           --                      --                      --
Total		                --                      --                      --


(e) Code of Ethics.

The Company has not adopted a code of ethics during 2005 and 2004 that applies to all employees including its directors , principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not developed a formal code of ethics primarily due to the limited nature of its activities, including the fact that there is currently only one person involved in its operations.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Midwest is deemed to be the record and beneficial owner of 11,689,729 shares or approximately 16.7% of the issued and outstanding common stock. This percentage is exclusive of: (i) the 450,000 shares of our Series C Preferred Stock owned by Midwest, which have the voting rights of 45,000,000 shares of our common stock; and (ii) 90,000 shares of our Series A Preferred Stock still owned by Midwest and convertible into 900,000 shares of our common stock. Adding the voting rights of Midwest's Series C Preferred Stock and its remaining Series A Preferred Stock would increase Midwest's ownership percentage to 49.7%.


Further, the Company defaulted on the previously deferred interest payments and monthly principal payments, due October 1, 2005 and December 1, 2005, respectively, pursuant to Brentwood's 6% Secured Convertible Note causing the entire amount owed to become immediately due and payable. Effective December 31, 2005, Midwest acquired Brentwood's interest in the 6% Secured Convertible Note. If Midwest converted that note into its common share equivalent at December 31, 2005 of 216,716,236 shares, Midwest's ownership of the Company would increase to 82.5%.

We are entirely dependent upon: (1) Midwest providing us with office facilities and management services on favorable terms; (2) the willingness of Midwest to fund virtually all of our settlements with our creditors and our expenses; and (3) our implementation of successful business combination with a profitable operating company through Midwest's assistance. There can be no assurance of Midwest's continued support for the foreseeable future.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits:
             DESCRIPTION                           LOCATION

    31.1  Certifications Pursuant to Section       Filed electronically
          302 of the Sarbanes-Oxley Act of 2002    herewith
    32.2  Certification Pursuant to Section        Filed electronically
          906 of the Sarbanes-Oxley Act of 2002    herewith

(b) Reports on Form 8K: During the last quarter of the fiscal year ended December 31, 2005, we did not file any Reports on Form 8-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by Mountjoy & Bressler, LLP ("M&B"), our current registered independent accountants, for professional services rendered for the audit of our annual financial statements for the two years ended December 31, 2005 and 2004 and their reviews of the interim financial statements included in our
Quarterly Reports on Form 10-QSB during 2005 was $35,500.   [2004 was
re-examined by M&B and re-issued.]   The Company paid Rosenberg

Rich Baker Berman & Company ("RRBB"), its former independent accountants, $17,300 for their audit of our 2004 financial statements and review of the related 2004 Quarterly Reports.

Audit - Related Fees. There were no fees billed to us by M&B or RRBB, in fiscal year 2005 or 2004 respectively, for professional services for assurance and related services reasonably related to their audit or review of our financial statements not reported in the previous paragraph.

Tax Fees. There are no fees billed by M&B or RRBB for tax compliance, tax advice and tax planning services rendered to us during the last two fiscal years.

All Other Fees. Except as indicated above, we were not billed by M&B or RRBB for any other services during the last two fiscal years.

The engagement of independent accountants to render audit or non-audit services requires the prior approval of our Board of Directors since we do not yet have an audit committee of our Board of Directors.


                                    SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of us and in the capacities and on the dates indicated.

Dated:  September 14, 2006

American Business Corporation

By:     /s/ Anthony R. Russo
        ----------------------
        Anthony R. Russo
        President, Chief Executive and
        Financial Officer, and Director

                                                           EXHIBIT 31.1

                       AMERICAN BUSINESS CORPORATION
                  CERTIFICATIONS PURSUANT TO SECTION 302
                    OF THE SARBANES-OXLEY ACT OF 2002

I, Anthony R. Russo, our Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of American
Business Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of our operations and cash flows as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for us and I have: a) designed such disclosure controls and procedures to ensure that material information relating to us, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to our auditors and, in lieu of an audit committee, to our board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for our auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  September 14, 2006


/s/ Anthony R. Russo
-----------------------
Chief Executive Officer

I, Anthony R. Russo, our Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of American
Business Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, our results of operations and cash flows as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for us and I have: a) designed such disclosure controls and procedures to ensure that material information relating to us, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to our auditors and, in lieu of an audit committee, to our board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for our auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   September 14, 2006


/s/ Anthony R. Russo
-----------------------
Chief Financial Officer

                                                           EXHIBIT 32.2

                     AMERICAN BUSINESS CORPORATION

                 CERTIFICATION PURSUANT TO SECTION 906
                   OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of American Business Corporation on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on September 14, 2006 (the Report"), the undersigned, in the capacities and on the dates indicated below, each hereby certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Certified Services, Inc.

Dated:   September 14, 2006


/s/ Anthony R. Russo
-----------------------
Chief Executive Officer

Dated:   September 14, 2006


/s/ Anthony R. Russo
-----------------------
Chief Financial Officer



Note: The certification we furnish in this exhibit is not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Registration Statements or other documents filed with the Securities and Exchange Commission shall not incorporate this exhibit by reference, except as otherwise expressly stated in such filing.