Form 10QSB
period 2006-03-31
AMERICAN BUSINESS CORP
filed 2006-09-20
CIK 820408

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                           Form 10-QSB

(Mark One)
[ X ]	Quarterly report under section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2006

[   ]	Transition report under section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period
        from                    to                    .
            --------------------  --------------------


                   Commission File No:  33-9640-LA
                                        ----------

                    AMERICAN BUSINESS CORPORATION
                    -----------------------------
               (Name of small business in its charter)

               Colorado	                           90-0249312
              ----------                          ------------
(State or other jurisdiction of                  (IRS Employer Id. No.)
           incorporation)

                11921 Brinley Avenue, Louisville, KY  40243
                -------------------------------------------
             (Address of Principal Office including Zip Code)

                Issuer's telephone Number:  (502) 410-6900
                                            --------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X) No ( )

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes [X] No [ ]

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  Common Stock, $.001 par value, 69,870,517 shares at March 31, 2006

Transitional Small Business Disclosure Format (Check one):
Yes [ ] No [ X ].

                      AMERICAN BUSINESS CORPORATION
               FORM 10-QSB  -  QUARTER ENDED MARCH 31, 2006

                                                                  INDEX
                        																		             Page

                    PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements..........................................2
	Condensed Balance Sheets at March 31, 2006
         (unaudited) and December 31, 2005............................3
        Condensed Statements of Operations for the Three Months
         Ended March 31, 2006 and March 31, 2005 (unaudited)..........4
        Condensed Statement of Stockholders' Deficit for the
         Three Months Ended March 31, 2006 (unaudited)................5
        Condensed Statements of Cash Flows for the Three Months
         Ended March 31, 2006 and March 31, 2005 (unaudited)..........6
	Notes to Condensed Financial Statements.......................7

Item 2.	Management's Discussion and Analysis..........................9

Item 3.	Controls and Procedures......................................11

                     PART II - OTHER INFORMATION

Item 6.	Exhibits.....................................................11

                             SIGNATURES

        SIGNATURES...................................................11
        EXHIBITS..................................................12-13

--------------------------

                    PART I - FINANCIAL INFORMATION

ITEM 1.  	FINANCIAL STATEMENTS

The unaudited condensed balance sheet of the Registrant as of March 31, 2006, the audited balance sheet at December 31, 2005, and the unaudited condensed statements of operations, stockholders' deficit, and cash flows for the three month periods ended March 31, 2006 and March 31, 2005 follow. The unaudited condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

                     AMERICAN BUSINESS CORPORATION
                       CONDENSED BALANCE SHEETS


                                           March 31, 2006  December 31,
                                             [unaudited]       2005
                                            -------------  ------------
                  Assets

Current assets -
  Cash                                      $         649  $        649
                                            -------------  ------------
      Total current assets                            649           649
  Equipment, net                                   14,801        15,939
                                            -------------  ------------
      Total assets                          $      15,450  $     16,588
                                            =============  ============

   Liabilities and Stockholders' Deficit

Current liabilities
  Accrued expenses                          $     139,376  $    425,564
  Accrued interest                              4,651,998     4,433,871
  Due to related parties                        4,314,492     4,211,671
  Notes payable in default                      6,311,460     6,311,460
  Redeemable Series B,D and E Preferred
    Stock, inclusive of accrued premium
    and penalties of $10,072,802 and
    $9,679,052 in 2006 and 2005,
    respectively                               15,322,802    14,929,052
  Estimated liability for claims and
    litigation                                  1,874,845     1,588,657
                                            -------------  ------------
        Total current liabilities              32,614,973    31,900,275
                                            -------------  ------------
Stockholders' deficit
  Preferred stock, no par value; 10,000,000
   shares authorized, 545,250 shares of
   Series A through E issued and
   outstanding in 2006 and 2005	                  135,076       135,076
  Common stock, par value $.001 per share;
   500,000,000 shares authorized, 69,870,517
   shares issued and outstanding in 2006
   and 2005                                        69,870        69,870
  Additional paid-in capital                   14,872,987    14,872,987
  Accumulated deficit                         (47,677,456)  (46,961,620)
                                            -------------  ------------
        Total stockholders' deficit           (32,599,523)  (31,883,687)
                                            -------------  ------------
        Total liabilities and
         stockholders' deficit	            $      15,450  $     16,588
                                            =============  ============

See notes to condensed financial statements.

                    AMERICAN BUSINESS CORPORATION
                  CONDENSED STATEMENTS OF OPERATIONS
                             [Unaudited]

                                                 Three Months Ended
                                                      March 31,
                                                      ---------
		                                                2005
                                                2006          RESTATED
                                            -------------  ------------
Revenues                                    $          --  $         --

Operating Expenses:
  Administrative expenses                          70,314        81,993
  Depreciation and amortization	                    1,138         1,138
  Interest expense                                644,384       642,505
                                            -------------  ------------
        Total operating expenses                  715,836       725,636
                                            -------------  ------------
Net loss                                    $    (715,836) $   (725,636)
                                            =============  ============

Net loss per common share -
basic and fully-diluted                     $       (0.01) $      (0.01)
                                            =============  ============
Wighted average number of
common shares outstanding -
basic and fully-diluted                        69,870,517    69,870,517
                                            =============  ============

See notes to condensed financial statements.

                    AMERICAN BUSINESS CORPORATION
              CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT


	         Preferred Stock		            Additional		      Total
	         Series A - E	        Common Stock	    Paid-in	Accumulated   Stockholders'
	         Shares     Amount   Shares       Amount    Capital	Deficit	      Deficit

                 ---------  -------  ----------   -------   ----------  ------------  -----------

Balance,
December 31,
2005               545,250 $135,076  69,870,512  $ 69,870 $ 14,872,987 $(46,961,620)  $(31,883,687)

 (unaudited)

Net loss -
three months
ended March 31,
2006                     -        -           -         -	     -	   (715,836)      (715,836)
                   ----------------  --------------------  -----------  -----------    -----------
Balance,
March 31, 2006     545,250 $135,076  69,870,512  $ 69,870 $ 14,872,987 $(47,677,456)  $(32,599,523)
                   ================  ====================  ===========  ===========    ===========


See notes to condensed financial statements.

                    AMERICAN BUSINESS CORPORATION
                       STATEMENTS OF CASH FLOWS
                             [Unaudited]


                                                 Three Months Ended
                                                      March 31,
                                                      ---------
		                                                2005
                                                2006          RESTATED
                                            -------------  ------------
Cash flows from operating activities -
  Net loss                                  $    (715,836) $   (725,636)
Adjustments to reconcile net loss to net
 cash used in operating activities
  Depreciation and amortization expense             1,138         1,138
  Changes in operating assets and
   liabilities
    Accrued expenses                             (286,188)       35,000
    Estimated liability for claims and
     litigation	                                  286,188            --
    Accrued interest                              218,127       248,755
    Accrued premium and penalties on
     Redeemable Preferred Stock	                  393,750       393,750
                                            -------------  ------------
Net cash used in operating activities            (102,821)      (46,993)
                                            -------------  ------------
Cash flows from financing activities
 Net proceeds from related parties                102,821        55,000
                                            -------------  ------------
Net cash provided by financing activities         102,821        55,000
                                            -------------  ------------
Net change in cash                                     --         8,007
Cash at beginning of period                           649         6,845
                                            -------------  ------------

Cash at end of period                       $         649  $     14,852
                                            =============  ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

              None.

See notes to condensed financial statements.

                   AMERICAN BUSINESS CORPORATION
                 NOTES TO THE FINANCIAL STATEMENTS

Note 1 - Basis of presentation

The interim financial statements included herein are presented in accordance with accounting principles generally accepted in the United States of America and have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The Registrant's operating results for the three months ended March 31, 2006, and 2005 are not necessarily indicative of the results that may be or were expected for the years ended December 31, 2006, and 2005.
It is suggested that these interim financial statements be read in conjunction with the audited financial statements and notes thereto of the Registrant included in its Form 10-KSB for the period ended December 31, 2005

Note 2 - Restatement

During 2005, the Company's management determined that previously reported financial position and results of operations were materially misstated as a result of an accounting error attributable to the failure, since March 2002, to accrue interest, penalties and redemption premium on the Company's defaulted notes payable and Series B, D and E Preferred Stock. Management has analyzed and corrected the Company's internal financial reporting system. The following is a summary of the affect of this restatement on the three months ended March 31, 2005:

                                   As Previously Net Effect of As
Three Months Ended March 31,2005   Reported      Restatement   Restated
                                   ------------- ------------- --------
Interest expense                   $     30,628       611,877   642,505
Net loss                               (113,759)     (611,877) (725,636)
Net loss per share:
  basic and fully diluted                 (0.00)        (0.01)    (0.01)
                                   ------------------------------------

Note 2 - Related Party Transactions

As previously reported, and by virtue of beneficial ownership of: (i) 11,689,729 shares of the Company's common stock, (ii) 900,000 common shares issuable upon conversion of outstanding shares of Series A Convertible preferred stock, and (iii) 45,000,000 common share voting equivalents attributable to outstanding shares of Series C preferred stock, or 49.7% of the Registrant's total capitalization, the Registrant may be deemed to be controlled by Midwest Merger Management, LLC, a Kentucky limited liability company and its affiliates ("Midwest").

In addition to the foregoing interest, effective December 31, 2005, Midwest acquired the 6% Secured Convertible Note formerly owned by Brentwood Capital Corp. The amount including accrued interest due under the note at December 31, 2005 is $2,199,669.80, which may be converted into common stock at the rate of $0.01 per share. If Midwest converted that note into its common shares at December 31, 2005, Midwest's ownership of the Company would increase to 82.6%.

In connection with its ongoing support of the Registrant's efforts to reorganize, Midwest has advanced it an aggregate of $4,314,492 to fund its activities through and including the end of this fiscal quarter. At March 31, 2006, the aggregate indebtedness to Midwest was as follows:

    6% Secured Convertible Note                  $2,199,670
    Working capital advances	                  2,114,822
                                                 ----------
                                                 $4,314,492
                                                 ==========

The Registrant intends to settle its aggregate obligations to Midwest in the course of its planned reorganization with a profitable privately owned business (see Note 6 and 7).

Note 3 - Per Share Results

The common share equivalents associated with the Registrant's issued and outstanding convertible notes and Preferred Stock were not included in computing per share results as their effects were anti-dilutive.

Note 4 - Income Taxes (Benefits)

At December 31, 2005, the Registrant had available approximately
$34,700,000 of net operating loss carry-forwards, which expire between December 31, 2008 and December 31, 2021, that may be used to reduce future taxable income.

Note 5 - Series B, D and E Preferred Stock

Pursuant to the provisions of their respective indentures, the Series B, D and E Preferred Stock are entitled to receive a redemption premium of 12% annually. The provisions of the Series B, D and E Preferred Stock also allow the holders to redeem their shares upon the occurrence of certain events including the Registrant's inability to issue free trading common stock to such holders because the shares have not been registered under the Securities Act. During such periods of non-compliance, the Series B, D and E Preferred indentures entitle their holders to specified penalties. As the effectiveness of a registration statement under the Securities Act is outside of Registrant's control, the Series B, D and E

Preferred Stock, together with accrued premium and penalties, have been classified on the Registrant's balance sheet at December 31, 2005 and March 31, 2006, as a liability.

Note 6 - Going Concern

The Registrant's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Registrant had negative working capital at March 31, 2006, of $(32,614,324). In addition, the Registrant has incurred an accumulated deficit of $(47,677,456) through March 31, 2006. The Registrant is dependent upon the efforts of Midwest to fund its continued survival. The Registrant's ability to continue to receive this level of support from Midwest is uncertain. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern (see Note 7).

Note 7 - Subsequent Event

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

On September 18, 2006 we responded to the Petition acknowledging that we are indebted to the Petitioners. However, the Company has been paying its creditors as agreed or is seeking and agreeable basis for payment with the remaining creditors. To that extent, the Company has requested the Bankruptcy Court supervision sought by the Petitioners be pursuant to Chapter 11 instead of Chapter 7 of the Bankruptcy Code. We plan to vigorously defend our plans to combine with a profitable, privately owned business and have no reason to believe that Midwest's participation in the involuntary petition precludes its continued support of our efforts.

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

Three Months Ended March 31, 2006 and 2005:

Revenue - As a direct result of the Registrant's inability to continue its failing freight transportation services beyond November 2000, the Registrant had no revenues during the three months ended March 31, 2006 ("3M6") or the three months ended March 31, 2005 ("3M5"). The Registrant continues working through the restructure of its debt and the mitigation of outstanding claims and litigation.

Expenses and Income Taxes - Operating expenses for 3M6 were $715,836 compared to $725,636 (Restated) for 3M5. This level of expenses is consistent with the Registrant's strategy of redirecting its focus toward becoming a candidate to acquire or merge with a profitable, privately-held business operation. Accordingly, the Registrant's recurring administrative expenses include: (i) accrued interest on its defaulted notes and accrued premium and penalties on its Series B, D and E preferred stock, (ii) professional fees (legal and accounting) and management fees associated with the resolution of the Registrant's affairs with its former creditors and investors, maintenance of reporting requirements and good standing, (iii) ancillary expenses, and
(iv) minimum franchise taxes.

Net Loss - As a result of the foregoing, the Registrant experienced a net loss of $(715,836) for 3M6 compared to a net loss of $(725,636) for 3M5 (Restated). When related to the weighted average number of common shares outstanding during each period, per share results were a net loss of $(0.01) for both periods.

Liquidity and Capital Resources

The Registrant does not have any capital resources. Consistent with the inability to continue its failed freight transportation services business beyond November 2000, and its subsequent disposition of its remaining interest in that operation in connection with funding the GE Credit Corp. settlement in September 2002, the Registrant's principal activity has been centered in resolving the claims of its former creditors so it may seek a new business combination. In this connection, Midwest has agreed to provide Registrant with reasonable legal, accounting and administrative resources to resolve its affairs and conduct its search for a business combination candidate.

Accordingly, the Registrant is entirely dependent upon: (i) Midwest providing the Registrant with certain advisory services in connection with the resolution of its affairs on favorable terms; (ii) the willingness of Midwest to provide the Registrant with certain office and administrative facilities and to fund virtually all of the Registrant's settlements with its creditors; and (iii) the Registrant's successful implementation of a business combination with a profitable operating company. There can be no assurances that Midwest will be successful in resolving all or substantially all of Registrant's affairs, that it will fund any further settlements, or that the combined efforts of Midwest and the Registrant will lead to a successful business combination.

Nonetheless, Midwest has advanced the Registrant $4,314,492 at March 31, 2006, $102,821 of which evidences its continued support during 3M6.

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

American Business Corporation

By:   /s/  Anthony R. Russo
      -----------------------
Chief Executive Officer, and Director


By:   /s/  Anthony R. Russo
      -----------------------
Chief Financial Officer

Dated:  September 20, 2006

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

Dated:  September 20, 2006

/s/     Anthony R. Russo
--------------------------
Chief Executive Officer
and Chief Financial Officer

                           EXHIBIT 32.1

                  AMERICAN BUSINESS CORPORATION

              CERTIFICATION PURSUANT TO SECTION 906
                OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of American Business Corporation on Form 10-QSB for the quarterly period ended March 31, 2006, as filed with the Securities and Exchange Commission on September 20, 2006 (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, that:

    (1) The Report fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of American Business Corporation.

Date:  September 20, 2006


/s/     Anthony R. Russo
------------------------
Chief Executive Officer
and Chief Financial Officer