Form 10QSB
period 2006-06-30
AMERICAN BUSINESS CORP
filed 2006-09-20
CIK 820408

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                           Form 10-QSB

(Mark One)
[X] Quarterly  report  under  section  13  or 15(d)  of the  Securities
    Exchange Act of 1934 for the quarterly period ended: June 30, 2006

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

   Common Stock, $.001 par value, 69,870,517 shares at June 30, 2006

Transitional Small Business Disclosure Format (Check one):
Yes [  ]  No [ X ].

                     AMERICAN BUSINESS CORPORATION
               FORM 10-QSB  -  QUARTER ENDED JUNE 30, 2006
                                 INDEX
                                                                   Page
                   PART I - FINANCIAL INFORMATION

Item 1. Financial Statements..........................................2
        Condensed Balance Sheets at June 30, 2006 (unaudited)
         and December 31, 2005........................................3
	Condensed Statements of Operations for the Six Months and
         Three Months Ended June 30, 2006 and 2005 (unaudited)........4
        Condensed Statement of Stockholders' Deficit for the
         Six Months Ended June 30, 2006 (unaudited)...................5
        Condensed Statements of Cash Flows for the Six Months Ended
	 June 30, 2006 and 2005 (unaudited)...........................6
	Notes to Condensed Financial Statements.......................7

Item 2.	Management's Discussion and Analysis..........................9

Item 3.	Controls and Procedures .....................................11

                       PART II - OTHER INFORMATION

Item 6.	Exhibits.....................................................12

                                SIGNATURES

        SIGNATURES...................................................12
        EXHIBITS..................................................13-14

-------------------

                     PART I - FINANCIAL INFORMATION

ITEM 1.  	FINANCIAL STATEMENTS

The unaudited condensed balance sheet of the Registrant as of June 30, 2006, the audited balance sheet at December 31, 2005, and the unaudited condensed statements of operations, stockholders' deficit, and cash flows for the six and three month periods ended June 30, 2006 and 2005 follow. The unaudited condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

                      AMERICAN BUSINESS CORPORATION
                        CONDENSED BALANCE SHEETS

                                            June 30, 2006  December 31,
                                             [unaudited]       2005
                                            -------------  ------------
Current assets -
  Cash                                      $         649  $        649
                                            -------------  ------------
        Total current assets                          649           649
    Equipment, net                                 13,662        15,939
                                            -------------  ------------
        Total assets                        $      14,311  $     16,588
                                            =============  ============

      Liabilities and Stockholders' Deficit

Current liabilities
  Accrued expenses                          $     139,376  $    425,564
  Accrued interest                              4,870,125     4,433,871
  Due to related parties                        4,416,268     4,211,671
  Notes payable in default                      6,311,460     6,311,460
  Redeemable Series B,D and E Preferred
   Stock, including accrued premium and
   penalties of $10,466,552 and $9,679,052
   in 2006 and 2005, respectively              15,716,552    14,929,052
  Estimated liabilities for claims and
   litigation                                   1,874,845     1,588,657
                                            -------------  ------------
        Total current liabilities           $  33,328,626  $ 31,900,275
                                            =============  ============
Stockholders' deficit
  Preferred stock, no par value; 10,000,000
   shares authorized, 545,250 shares of
   Series A through E issued and outstanding
   in 2006 and 2005                               135,076       135,076
  Common stock, par value $.001 per share;
   500,000,000 shares authorized, 69,870,517
   shares issued and outstanding in 2006
   and 2005                                        69,870        69,870
  Additional paid-in capital                   14,872,987    14,872,987
  Accumulated deficit                         (48,392,248)  (46,961,620)
                                            -------------  ------------
        Total stockholders' deficit           (33,314,315)  (31,883,687)
                                            -------------  ------------
        Total liabilities and
         stockholders' deficit              $      14,311  $     16,588
                                            =============  ============

See notes to condensed financial statements.

                       AMERICAN BUSINESS CORPORATION
                     CONDENSED STATEMENTS OF OPERATIONS
                                [Unaudited]

                                    Six Months Ended         Three Months Ended
                                        June 30,                 June 30,
                                        --------                 --------
			                         2005                      2005
                                   2006        RESTATED      2006        RESTATED
                                -----------  -----------  -----------  -----------
Revenues                        $         -  $         -  $         -  $         -
                                -----------  -----------  -----------  -----------
Operating Expenses:
  Administrative expenses           139,095      192,859       68,781      110,866
  Depreciation and amortization       2,277        2,277        1,139        1,139
  Interest expense                1,289,256    1,285,469      644,872	   642,964
                                -----------  -----------  -----------  -----------
      Total operating expenses    1,430,628    1,480,605      714,792      754,969
                                -----------  -----------  -----------  -----------
Net loss                        $(1,430,628) $(1,480,605) $  (714,792) $  (754,969)
                                ===========  ===========  ===========  ===========

Net loss per common share -
basic and fully-diluted         $     (0.02) $     (0.02) $     (0.01) $     (0.01)
                                ===========  ===========  ===========  ===========

Weighted average number of
common shares outstanding -
basic and fully-diluted          69,870,517   69,870,517   69,870,517   69,870,517
                                ===========  ===========  ===========  ===========


See notes to condensed financial statements.

                    AMERICAN BUSINESS CORPORATION
             CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT


	         Preferred Stock		            Additional		      Total
	         Series A - E	        Common Stock	    Paid-in	Accumulated   Stockholders'
	         Shares     Amount   Shares       Amount    Capital	Deficit	      Deficit

                 ---------  -------  ----------   -------   ----------  ------------  -----------

Balance,
December 31,
2005               545,250 $135,076  69,870,512  $ 69,870  $14,872,987 $(46,961,620) $(31,883,687)

 (unaudited)

Net loss -
six months ended
June 30, 2006            -        -           -         -            -   (1,430,628)   (1,430,628)
                   ----------------  --------------------  -----------  -----------   -----------
Balance,
June 30, 2006      545,250 $135,076  69,870,512  $ 69,870  $14,872,987  (48,392,248) $(33,314,315)
                   ================  ====================  ===========  ===========   ===========


See notes to condensed financial statements.

                       AMERICAN BUSINESS CORPORATION
                         STATEMENTS OF CASH FLOWS
                                [Unaudited]

                                             Six Months Ended June 30,
                                             ------------------------
                                                               2005
                                                2006         RESTATED
                                            -------------  ------------
Cash flows from operating activities -
  Net loss                                  $  (1,430,628) $ (1,480,605)
Adjustments to reconcile net loss to net
 cash used in operating activities
  Depreciation and amortization expense             2,277         2,277
  Changes in operating assets and liabilities:
    Accrued expenses                             (286,188)       50,000
    Estimated liability for claims and
     litigation	                                  286,188            --
    Accrued interest                              436,254       497,969
    Accrued premium and penalties on
     Redeemable Preferred Stock	                  787,500       787,500
                                            -------------  ------------
Net cash used in operating activities            (204,597)     (142,859)
                                            -------------  ------------
Cash flows from financing activities
  Net proceeds from related parties               204,597       150,866
                                            -------------  ------------
Net cash provided by financing activities         204,597       150,866
                                            -------------  ------------
Net change in cash	                               --         8,007
Cash at beginning of period                           649         6,845
                                            -------------  ------------
Cash at end of period                       $         649  $     14,852
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The Registrant's operating results for the six and three months ended June 30, 2006, and 2005 are not necessarily indicative of the results that may be or were expected for the years ended December 31, 2006, and 2005. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and notes thereto of the Registrant included in its Form 10-KSB for the period ended December 31, 2005.

Note 2 - Restatement

During 2005, the Company's management determined that previously reported financial position and results of operations were materially misstated as a result of an accounting error attributable to the failure, since March 2002, to accrue interest, penalties and redemption premium on the Company's defaulted notes payable and Series B, D and E Preferred Stock. Management has analyzed and corrected the Company's internal financial reporting system. The following is a summary of the affect of this restatement on the six and three months ended June 30, 2005:

                                   As Previously Net Effect of As
                                   Reported      Restatement   Restated
Six Months Ended June 30,2005      ------------- ------------- --------
Interest expense                  $     61,715 $  1,223,754   $1,285,469
Net loss                              (256,851)  (1,223,754)  (1,480,605)
Net loss per share:
 Basic and fully diluted                 (0.00)	      (0.02)       (0.02)
                                   -------------------------------------
Three Months Ended June 30, 2005
Interest expense                  $     31,087      611,877      642,964
Net loss                              (143,092)    (611,877)    (754,969)
Net loss per share:
 Basic and fully diluted                 (0.00)       (0.01)       (0.01)
                                   -------------------------------------

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

In connection with its ongoing support of the Registrant's efforts to reorganize, Midwest has advanced it an aggregate of $4,314,492 to fund its activities through and including the end of this fiscal quarter.
At June 30, 2006, the aggregate indebtedness to Midwest was as follows:


        6% Secured Convertible Note                $2,232,665
        Working capital advances                    2,183,603
                                                    ---------
                                                   $4,416,268
                                                    =========

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

Note 5 - Series B, D and E Preferred Stock

Pursuant to the provisions of their respective indentures, the Series B, D and E Preferred Stock are entitled to receive a redemption premium of 12% annually. The provisions of the Series B, D and E Preferred Stock also allow the holders to redeem their shares upon the occurrence of certain events including the Registrant's inability to issue free trading common stock to such holders because the shares have not been registered under the Securities Act. During such periods of non-compliance, the Series B, D and E Preferred indentures entitle their holders to specified penalties. As the effectiveness of a registration statement under the Securities Act is outside of Registrant's control, the Series B, D and E Preferred Stock, together with accrued premium and penalties, have been classified on the Registrant's balance sheet at December 31, 2005 and June 30, 2006, as a liability.

Note 6 - Going Concern

The Registrant's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Registrant had negative working capital at June 30, 2006, of $(33,327,977). In addition, the Registrant has incurred an accumulated deficit of $(48,392,248) through June 30, 2006. The Registrant is dependent upon the efforts of Midwest to fund its continued survival. The Registrant's ability to continue to receive this level of support from Midwest is uncertain. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern (see Note 7).

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

Six Months Ended June 30, 2006 and 2005:

Revenue - As a direct result of the Registrant's inability to continue its failing freight transportation services beyond November 2000, the Registrant had no revenues during either the six months ended June 30, 2006 ("6M6") or the six months ended June 30, 2005 ("6M5"). The Registrant continues working through the restructure of its debt and the mitigation of outstanding claims and litigation.

Expenses and Income Taxes - Operating expenses for 6M6 were $1,430,628 compared to $1,480,605 (Restated) for 6M5. This level of expenses is consistent with the Registrant's strategy of redirecting its focus toward becoming a candidate to acquire or merge with a profitable, privately-held business operation. Accordingly, the Registrant's recurring administrative expenses include: (i) accrued interest on its defaulted notes and accrued premium and penalties relating to its Series B, D and E preferred stock, (ii) professional fees (legal and accounting) and management fees associated with the resolution of the Registrant's affairs with its former creditors and investors, maintenance of reporting requirements and good standing, (iii) ancillary expenses, and (iv) minimum franchise taxes.

Net Loss - As a result of the foregoing, the Registrant experienced a net loss of $(1,430,628) for 6M6 compared to a net loss of $(1,480,605) for 6M5 (Restated). When related to the weighted average number of common shares outstanding during each period, per share results were a net loss of $(0.02) for both periods.

Quarters Ended June 30, 2006 and 2005:

Revenue - As a direct result of the Registrant's inability to continue its failing freight transportation services beyond November 2000, the Registrant had no revenues during either the second quarter ended June 30, 2006 ("2Q6") or the second quarter ended June 30, 2005 ("2Q5"). The Registrant continues working through the restructure of its debt and the mitigation of outstanding claims and litigation.

Expenses and Income Taxes - Operating expenses for 2Q6 were $714,792 compared to $754,969 (Restated) for 2Q5. This level of expenses is consistent with the Registrant's strategy of redirecting its focus toward becoming a candidate to acquire or merge with a profitable, privately-held business operation. Accordingly, the Registrant's recurring administrative expenses include: (i) accrued interest on its defaulted notes and accrued premium and penalties relating to its Series B, D and E preferred stock, (ii) professional fees (legal and accounting) and management fees associated with the resolution of the Registrant's affairs with its former creditors and investors, maintenance of its reporting requirements, and good standing, (iii) other ancillary expenses, and
(iv) the payment of minimum franchise taxes.

Net Loss - As a result of the foregoing, the Registrant experienced a net loss of $(714,792) for 2Q6 compared to a net loss of $(754,969) for 2Q5 (Restated). When related to the weighted average number of common shares outstanding during each period, per share results were a net loss of $(0.01) for both periods.

Liquidity and Capital Resources

The Registrant does not have any capital resources. Consistent with the inability to continue its failed freight transportation services business beyond November 2000, and its subsequent disposition of its remaining interest in that operation in connection with funding of the GE Credit Corp. settlement in September 2002, the Registrant's principal activity has been centered in resolving the claims of its former creditors so it may seek a new business combination. In this connection, Midwest has agreed to provide Registrant with reasonable legal, accounting and administrative resources to resolve its affairs and conduct its search for a business combination candidate.

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

Nonetheless, Midwest has advanced the Registrant $4,416,268 at June 30, 2006, $101,776 of which evidences its continued support during 2Q6.

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

/s/     Anthony R. Russo
------------------------
Chief Executive Officer
and Chief Financial Officer

                              EXHIBIT 32.1

                     AMERICAN BUSINESS CORPORATION

                 CERTIFICATION PURSUANT TO SECTION 906
                   OF THE SARBANES-OXLEY ACT OF 2002


    In connection with the Quarterly Report of American Business Corporation on Form 10-QSB for the quarterly period ended June 30, 2006, as filed with the Securities and Exchange Commission on September 20, 2006 (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, that:

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