Form 10QSB
period 2006-09-30
AMERICAN BUSINESS CORP
filed 2006-11-14
CIK 820408

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              Form 10-QSB

(Mark One)
[X] Quarterly report under section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended:
    September 30, 2006

[ ] Transition report under section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from
                    to
    ---------------    ----------------.

                     Commission File No:  33-9640-LA

                      AMERICAN BUSINESS CORPORATION
                      -----------------------------
                 (Name of small business in its charter)

        Colorado                                      90-0249312
        --------                                      ----------
(State or other jurisdiction                     (IRS Employer Id. No.)
of incorporation)

               11921 Brinley Avenue, Louisville, KY  40243
               -------------------------------------------
             (Address of Principal Office including Zip Code)

               Issuer's telephone Number:  (502) 410-6900
                                           --------------

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X ) No ( )

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No ( )

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                           Yes ( )   No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value, 69,870,517 shares at September 30, 2006

Transitional Small Business Disclosure Format (Check one):
                            Yes [ ] No [X].

                     AMERICAN BUSINESS CORPORATION
               FORM 10-QSB  -  QUARTER ENDED SEPTEMBER 30, 2006
                                INDEX
                        																		             Page

                     PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements..........................................2
        Condensed Balance Sheets at September 30, 2006
        (unaudited) and December 31, 2005.............................3
        Condensed Statements of Operations for the
        Nine Months and Three Months Ended
        September 30, 2006 and 2005 (unaudited).......................4
        Condensed Statement of Stockholders' Deficit for
        the Nine Months Ended September 30, 2006 (unaudited)..........5
        Condensed Statements of Cash Flows for the Nine
        Months Ended September 30, 2006 and 2005 (unaudited)..........6
	Notes to Condensed Financial Statements.......................7

Item 2.	Managemen's Discussion and Analysis...........................9

Item 3.	Controls and Procedures .....................................11

                        PART II - OTHER INFORMATION

Item 6.	Exhibits.....................................................12

                               SIGNATURES

        SIGNATURES...................................................12
        EXHIBITS..................................................13-14

--------------------------

                     PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed balance sheet of the Registrant as of September 30, 2006, the audited balance sheet at December 31, 2005, and the unaudited condensed statements of operations, stockholders' deficit, and cash flows for the nine and three month periods ended September 30, 2006 and 2005 follow. The unaudited condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

                      AMERICAN BUSINESS CORPORATION
                        CONDENSED BALANCE SHEETS
111:
112:
                                            [unaudited]
                                            September 30,  December 31,
           Assets                               2006           2005
                                            -------------  ------------
Current assets -
   Cash                                     $         649  $        649
                                            -------------  ------------
        Total current assets                          649           649
                                            -------------  ------------
   Equipment, net	                           12,524        15,939
                                            -------------  ------------
        Total assets                        $      13,173  $     16,588
                                            =============  ============


          Liabilities and Stockholders' Deficit

Current liabilities
    Accrued expenses                        $     139,376  $    425,564
    Accrued interest                            5,088,252     4,433,871
    Due to related parties                      4,537,420     4,211,671
    Notes payable in default                    6,311,460     6,311,460
    Redeemable Series B,D and E Preferred
     Stock, including accrued premium and
     penalties of $10,860,302 and $9,679,052
     in 2006 and 2005, respectively            16,110,302    14,929,052
    Estimated liabilities for claims
     and litigation                             1,874,845     1,588,657
                                            -------------  ------------
       Total current liabilities               34,061,655    31,900,275
                                            -------------  ------------

Stockholders' deficit
  Preferred stock, no par value; 10,000,000
   shares authorized, 545,250 shares of
   Series A through E issued and outstanding
   in 2006 and 2005                               135,076       135,076
  Common stock, par value $.001 per share;
   500,000,000 shares authorized, 69,870,517
   shares issued and outstanding in 2006
   and 2005	                                   69,870        69,870
  Additional paid-in capital                   14,872,987    14,872,987
  Accumulated deficit                         (49,126,415)  (46,961,620)
                                            -------------  ------------
     Total stockholders' deficit 	      (34,048,482)  (31,883,687)
                                            -------------  ------------
     Total liabilities and
      stockholders' deficit                 $      13,173  $     16,588
                                            =============  ============

              See notes to condensed financial statements.

                   AMERICAN BUSINESS CORPORATION
                 CONDENSED STATEMENTS OF OPERATIONS
                             [Unaudited]

                                    Nine Months Ended         Three Months Ended
                                      September 30,              September 30,
                                      -------------              -------------
			                         2005                      2005
                                   2006        RESTATED      2006        RESTATED
                                -----------  -----------  -----------  -----------
Revenues                        $         -  $         -  $         -  $         -
                                -----------  -----------  -----------  -----------


Operating Expenses:
  Administrative expenses           226,757      311,597       87,661      118,737
  Depreciation and amortization       3,415        3,415        1,139        1,139
  Interest expense                1,934,623    1,929,065      645,367      643,596
                                -----------  -----------  -----------  -----------
    Total operating expenses      2,164,795    2,244,077      734,167	   763,472
                                -----------  -----------  -----------  -----------
Net loss                        $(2,164,795) $(2,244,077) $  (734,167) $  (763,472)
                                ===========  ===========  ===========  ===========

Net loss per common share -
basic and fully-diluted         $  (0.03)    $  (0.03)	  $  (0.01)    $  (0.01)
                                ===========  ===========  ===========  ===========

Weighted average number of
common shares outstanding -
basic and fully-diluted	        69,870,517   69,870,517	  69,870,517   69,870,517
                                ===========  ===========  ===========  ===========

             See notes to condensed financial statements.

                     AMERICAN BUSINESS CORPORATION
              CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT



	         Preferred Stock		            Additional		      Total
	         Series A - E	        Common Stock	    Paid-in	Accumulated   Stockholders'
	         Shares     Amount   Shares       Amount    Capital	Deficit	      Deficit

                 ---------  -------  ----------   -------   ----------  ------------  -----------

Balance,
December 31,
2005 	           545,250 $135,076  69,870,512  $ 69,870  $14,872,987 $ (46,961,620) $(31,883,687)

(unaudited)


Net loss -
nine months ended
September 30,
2006                     -        -           -         -            -	  (2,164,795)   (2,164,795)
                 ---------  -------  ----------   -------   ----------  ------------  ------------
Balance,
September 30,
2006	           545,250 $135,076  69,870,512  $ 69,870  $14,872,987 $ (49,126,415) $(34,048,482)
                 =========  =======  ==========	  ========  ==========  ============  ============

                See notes to condensed financial statements.

                      AMERICAN BUSINESS CORPORATION
                        STATEMENTS OF CASH FLOWS
                              [Unaudited]





                                                  Nine Months Ended
                                                    September 30,
                                                  -----------------
                                                               2005
                                                2006	     RESTATED
                                            -------------  ------------

Cash flows from operating activities -
  Net loss                                  $  (2,164,795) $ (2,244,077)
Adjustments to reconcile net loss to
  net cash used in operating activities
  Depreciation and amortization expense             3,415         3,415
  Changes in operating assets and liabilities:
    Accrued expenses                             (286,188)       95,000
    Estimated liability for claims
     and litigation                               286,188            --
    Accrued interest                              654,381       747,815
    Accrued premium and penalties on
        Redeemable Preferred Stock              1,181,250     1,181,250
                                            -------------  ------------
Net cash used in operating activities            (325,749)     (216,597)
                                            -------------  ------------
Cash flows from financing activities
  Net proceeds from related parties               325,749       209,835
                                            -------------  ------------
Net cash provided by financing activities         325,749       209,835
                                            -------------  ------------

Net change in cash                                     --        (6,762)
Cash at beginning of period                           649         6,845
                                            -------------  ------------
Cash at end of period                       $         649  $         83
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The Registrant's operating results for the nine and three months ended September 30, 2006, and 2005 are not necessarily indicative of the results that may be or were expected for the years ended December 31, 2006, and 2005. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and notes thereto of the Registrant included in its Form 10-KSB for the period ended December 31, 2005

Note 2 - Estimates

In preparing the enclosed condensed financial statements in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues and expenses, as well as affecting the disclosures provided. Future results could differ from the current estimates.

Note 3 - Restatement

During 2005, the Company's management determined that previously reported financial position and results of operations were materially misstated as a result of an accounting error attributable to the failure, since March 2002, to accrue interest, penalties and redemption premium on the Company's defaulted notes payable and Series B, D and E Preferred Stock. Management has analyzed and corrected the Company's internal financial reporting system. The following is a summary of the affect of this restatement on the nine and three months ended September 30, 2005:

                                   As Previously Net Effect of As
                                   Reported      Restatement   Restated
Nine Months Ended                  ------------- ------------- ----------
September 30,2005
Interest expense                   $     93,434 $   1,835,631 $ 1,929,065
Net loss                               (408,446)   (1,835,631) (2,244,077)
Net loss per share:
  Basic and fully diluted                 (0.00)        (0.02)      (0.02)
                                   --------------------------------------
Three Months Ended
September 30, 2005
Interest expense                         31,719       611,877     643,596
Net loss	                       (151,595)     (611,877)   (763,472)
Net loss per share:
  Basic and fully diluted                 (0.00)        (0.01)      (0.01)
                                   --------------------------------------

Note 4 - Related Party Transactions

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

In addition to the foregoing interest, effective December 31, 2005, Midwest acquired the 6% Secured Convertible Note formerly owned by Brentwood Capital Corp. The amount including accrued interest due under the note at September 30, 2006 is $2,266,155, which may be converted into common stock at the rate of $0.01 per share. If Midwest converted that note into its common share equivalent at September 30, 2006, Midwest's ownership of the Company would increase to 83.0%.

In connection with its ongoing support of the Registrant's efforts to reorganize, Midwest has advanced an aggregate of $4,537,420 to fund its
activities through and including the end of this fiscal quarter.   At
September 30, 2006, the aggregate indebtedness to Midwest was as follows:

            6% Secured Convertible Note	     $2,266,155
            Working capital advances          2,271,265
                                              ---------
                                             $4,537,420
                                              =========

The Registrant intends to settle its aggregate obligations to Midwest in the course of its planned reorganization with a profitable privately owned business (see Note 8 and 9).

Note 5 - Per Share Results

The common share equivalents associated with the Registrant's issued and outstanding convertible notes and Preferred Stock were not included in computing per share results as their effects were anti-dilutive.

Note 6 - Income Taxes (Benefits)

At December 31, 2005, the Registrant had available approximately $34,700,000 of net operating loss carry-forwards, which expire between December 31, 2008 and December 31, 2021, that may be used to reduce future taxable income. Federal income tax regulations require the Company's continued compliance with change in control and other guidelines which, if not met, may significantly reduce the Company's ability to utilize its loss carry-forward.

As discussed in Note 9, the Company's plans include the merger with another profitable company which could impact the change of control provisions under the Internal Revenue Code which could significantly limit the future benefit of the loss carry-forwards.


Note 7 - Series B, D and E Preferred Stock

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

Note 8 - Going Concern

The Registrant's condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Registrant had negative working capital at September 30, 2006, of $(34,061,006). In addition, the Registrant has incurred an accumulated deficit of $(49,126,415) through September 30, 2006. The Registrant is dependent upon the efforts of Midwest to fund its continued survival. The Registrant's ability to continue to receive this level of support from Midwest is uncertain. The condensed financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern (see Note 7).

Note 9 - Bankruptcy Proceedings

On August 28, 2006 the Company reported on Form 8-K that it had been served, on August 28, 2006, with notice that three of its creditors filed an Involuntary Petition for relief under Chapter 7 of the U.S. Bankruptcy Code in the United States Court for the Western District of Kentucky in Louisville, KY on August 23, 2006 (Case Number 06-32184). The Company has 20 days from the date of service to examine the veracity of the claims of the three petitioners, of which one is Midwest, and respond to the Petition before the Bankruptcy Court.

On September 18, 2006, we responded to the Petition acknowledging that we were indebted to the Petitioners. However, the Company has been paying its creditors as agreed or is seeking an agreeable basis for payment with remaining creditors. To that extent, the Company has requested the Bankruptcy Court supervision sought by Petitioners be pursuant to Chapter 11 instead of Chapter 7 of the Bankruptcy Code.
On October 30, 2006, the Bankruptcy Court approved our request.


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

Nine Months Ended September 30, 2006 and 2005:

Revenue - As a direct result of the Registrant's inability to continue its failing freight transportation services beyond November 2000, the Registrant had no revenues during either the nine months ended September 30, 2006 ("9M6") or the nine months ended September 30, 2005 ("9M5"). The Registrant continues working through the restructure of its debt and the mitigation of outstanding claims and litigation.

Expenses and Income Taxes - Operating expenses for 9M6 were $2,164,795 compared to $2,244,077 (Restated) for 9M5. This level of expenses is consistent with the Registrant's strategy of redirecting its focus toward becoming a candidate to acquire or merge with a profitable, privately-held business operation. Accordingly, the Registrant's recurring administrative expenses include: (i) accrued interest on its defaulted notes and accrued premium and penalties relating to its Series B, D and E preferred stock, (ii) professional fees (legal and accounting) and management fees associated with the resolution of the Registrant's affairs with its former creditors and investors, maintenance of reporting requirements and good standing, (iii) ancillary expenses, and (iv) minimum franchise taxes.

Net Loss - As a result of the foregoing, the Registrant experienced a net loss of $(2,164,795) for 9M6 compared to a net loss of $(2,244,077) for 9M5 (Restated). When related to the weighted average number of common shares outstanding during each period, per share results were a net loss of $(0.03) for both periods.

Quarters Ended September 30, 2006 and 2005:

Revenue - As a direct result of the Registrant's inability to continue its failing freight transportation services beyond November 2000, the Registrant had no revenues during either the third quarter ended June 30, 2006 ("3Q6") or the third quarter ended September 30, 2005 ("3Q5"). The Registrant continues working through the restructure of its debt and the mitigation of outstanding claims and litigation.

Expenses and Income Taxes - Operating expenses for 3Q6 were $734,167 compared to $763,472 (Restated) for 3Q5. This level of expenses is consistent with the Registrant's strategy of redirecting its focus toward becoming a candidate to acquire or merge with a profitable, privately-held business operation. Accordingly, the Registrant's recurring administrative expenses include: (i) accrued interest on its defaulted notes and accrued premium and penalties relating to its Series B, D and E preferred stock, (ii) professional fees (legal and accounting) and management fees associated with the resolution of the Registrant's affairs with its former creditors and investors, maintenance of its reporting requirements, and good standing, (iii) other ancillary expenses, and (iv) the payment of minimum franchise taxes.

Net Loss - As a result of the foregoing, the Registrant experienced a net loss of $(734,167) for 3Q6 compared to a net loss of $(763,472) for 3Q5 (Restated). When related to the weighted average number of common shares outstanding during each period, per share results were a net loss of $(0.01) for both periods.

Liquidity and Capital Resources

The Registrant does not have any capital resources. Consistent with the inability to continue its failed freight transportation services business beyond November 2000, and its subsequent disposition of its remaining interest in that operation in connection with funding of the GE Credit Corp. settlement in September 2002, the Registrant's principal activity has been centered in resolving the claims of its former creditors so it may seek a new business combination. In this connection, Midwest has agreed to provide Registrant with reasonable legal, accounting and administrative resources to resolve its affairs while it conducts its search for a business combination candidate.

In connection with resolving its affairs, the Company has quantified its remaining liability for claims and litigation arising from its failed transportation business to approximate $1,875,000 at September 30, 2006. The adequacy of this liability is reviewed quarterly by the Company's management and, in view of the Company's pending bankruptcy proceedings, the remaining claims will be dealt with in an orderly fashion under the supervision of the court.

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

Midwest has advanced the Registrant $4,537,420 at September 30, 2006,
$121,152 of which evidences its continued support during 3Q6.   As
previously reported, Midwest was one of the petitioners seeking relief pursuant to Chapter 7 of the Bankruptcy Code. Nonetheless, Midwest consented to the Company's reorganization pursuant to Chapter 11 with the understanding that its dominant creditor position may only be resolved with the consent of the Bankruptcy court.

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

American Business Corporation

By:   /s/  Anthony R. Russo
      --------------------------
      Chief Executive Officer, and Director


By:   /s/  Anthony R. Russo
      --------------------------
      Chief Financial Officer


Dated:  November  14, 2006

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


Dated:  November  14, 2006

/s/     Anthony R. Russo
--------------------------
Chief Executive Officer
and Chief Financial Officer

                              EXHIBIT 32.1

                       AMERICAN BUSINESS CORPORATION

                    CERTIFICATION PURSUANT TO SECTION 906
                     OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of American Business Corporation on Form 10-QSB for the quarterly period ended September 30, 2006, as filed with the Securities and Exchange Commission on November 14, 2006 (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, that:

(1) The Report fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of American Business Corporation.

Date:  November 14, 2006


/s/ Anthony R. Russo
-----------------------------
Chief Executive Officer
and Chief Financial Officer