Form 10KSB
period 2006-12-31
AMERICAN BUSINESS CORP
filed 2007-04-02
CIK 820408

U.S. Securities and Exchange Commission
                          Washington, D.C. 20549


                               FORM 10-KSB

Annual Report under Section 13 or 15 (d) of the Securities Exchange Act 1934:
                    Fiscal Year Ended December 31, 2006

                    Commission File Number: 33-9640-LA


                      AMERICAN BUSINESS CORPORATION
                (Exact Name of Registrant in its Charter)


         Colorado	                              90-0249312
(State or other Jurisdiction of             (IRS Employer Identification No.)
         Incorporation)

                11921 Brinley Avenue, Louisville, KY  40243
         (Address of Principal executive Offices including Zip Code)

                              (502) 410 - 6900
                      (Registrant's Telephone Number)


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
Yes  X    No
    ----     ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   X.
                               ----

Indicate by check mark whether the Registrant is a shell company (as defined
in Rule 12-b-2 of the Exchange Act):  Yes  X    No
                                          ----     ----

Registrant's revenues for its most recent fiscal year: $ - 0 -

Market value of common stock held by non-affiliates at March 13, 2007:
      $ 349,085

Shares of Common Stock outstanding at March 14, 2007:   69,870,517 shares

Documents incorporated by reference:	None.

Transitional Small Business Disclosure Format (check one): Yes       No  X
                                                               ----     ----

                             TABLE OF CONTENTS


                                  PART I
Item 1.	 Description of Business		                           3

Item 2.	 Description of Property                                           7

Item 3.	 Legal Proceedings		                                   7

Item 4.	 Submissions of Matters to a Vote of Security Holders	           8

                                  PART II

Item 5.	 Market for our Common Equity, Related Stockholder Matters and
         Small Business Issuer Purchases of Equity Securities	           8

Item 6.	 Management's Discussion and Analysis or Plan of Operation        10

Item 7.	 Financial Statements	                                          13

Item 8.	 Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosures                                        27

Item 8A. Controls and Procedures	                                  27

                                  PART III

Item 9.  Directors, Executive Officers, Promoter and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                28

Item 10. Executive Compensation	                                          30

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                  31

Item 12. Certain Relationships and Related Transactions		          32

Item 13. Exhibits and Reports on Form 8-K                                 33

Item 14. Principal Accountant Fees and Services	                          33

                              SIGNATURES                                  34

                               EXHIBITS                                35-37

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

By late 2000, in the face of substantial losses, we determined it was in our best interest to cease operations of our unprofitable transportation business. Accordingly, on November 30, 2000, four of our operating subsidiaries that collectively comprised substantially all of the unprofitable business, filed for Chapter 11 protection in the Bankruptcy Court of the Northern District of
Florida.   Shortly thereafter and principally as a result of our failure to successfully implement a plan of reorganization, the court-appointed Trustee in Bankruptcy converted the case to a Chapter 7 liquidation. Notwithstanding the liquidation of our subsidiaries and the cessation of our transportation
business, we did not seek bankruptcy protection.   Rather, our management had
been working to resolve the settlement or mitigation of the liabilities
occasioned by our failed transportation business.   Although there can be no
assurance of success, our management believes that we will eventually reorganize the Company's affairs and be in a position to complete a business combination with a privately owned company.

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

The Company is entirely dependent upon Midwest Merger Management, LLC and its affiliates ("Midwest"), the record and beneficial owner of approximately
83.2% of the Company's common and common equivalent shares. Our address is within Midwest's offices at 11921 Brinley Avenue, Louisville, KY 40243, telephone and facsimile numbers (502) 410-6900 and (502) 410-6902, respectively.
Our common stock trades on the OTCBB market under the symbol AMBCE.OB.   Our
transfer agent is Corporate Stock Transfer, Inc., Denver, CO.

Recent Developments

Bankruptcy Proceedings

On August 28, 2006 the Company reported on Form 8-K that it had been served, on August 28, 2006, with notice that three of its creditors filed an Involuntary Petition for relief under Chapter 7 of the U.S. Bankruptcy Code in the United States Court for the Western District of Kentucky in Louisville, KY on August 23, 2006 (Case Number 06-32184). The Company had 20 days from the date of service to examine the veracity of the claims of the three petitioners, of which one was Midwest, and respond to the Petition before the Bankruptcy Court.

On September 18, 2006, we responded to the Petition acknowledging that we were indebted to the Petitioners. However, the Company has been paying its creditors as agreed or was seeking an agreeable basis for payment with remaining creditors. To that extent, the Company requested the Bankruptcy Court supervision sought by Petitioners be pursuant to Chapter 11 instead of Chapter 7 of the Bankruptcy Code. On October 30, 2006, the Bankruptcy Court approved our request.

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

Probable Change in Control and Management. A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in us. Any such business combination may require our shareholders to sell or transfer all or a portion of our common stock held by them. The resulting change in control of our company will likely result in removal of our present officers and directors and a corresponding reduction in or elimination of their participation in our future affairs. A change in control may also materially diminish the Company's ability to recoup any tax savings from the subsequent use of its tax loss carry-forward; see Taxation below.

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

Taxation. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction or their respective shareholders. In addition, the change of control that usually occurs in many business combinations may result in the surviving entity's ability to utilize our net operating loss carry forward to be materially limited, see Note 7 to the financial statements.

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

Our Reorganization Is Dependent Upon Creditor, Shareholder, and Bankruptcy
Court Approval.   In August 2006, three of the Company's creditors filed an
Involuntary Petition for relief under Chapter 7 of the U.S. Bankruptcy Code in the United States Court for the Western District of Kentucky in Louisville, KY. During September 2006, the Company responded to the Petition acknowledging that it was indebted to the Petitioners and requesting that the Bankruptcy Court supervision sought be pursuant to Chapter 11 instead of Chapter 7 of the Bankruptcy Code. Although the Bankruptcy Court approved the Company's request on

October 31, 2006, the Company will nonetheless now be required to meet the requirements of the Bankruptcy Code to create a plan of reorganization. Assuming it was able to construct a plan, there further can be no assurance that the Company will be able to obtain the voting acceptance and meet the other requirements of the Bankruptcy Court needed to successfully confirm its plan.

We Are Economically Dependent Upon Our Principal Common and Preferred Stockholder and Noteholder. Midwest, including its affiliates as described further under Business Development on page 3, is deemed to be the record and beneficial owner of 11,689,729 shares or approximately 16.7% of the issued and outstanding common stock. This percentage is exclusive of: (i) the 450,000 shares of our Series C Preferred Stock owned by Midwest, which have the voting rights of 45,000,000 shares of our common stock; and (ii) 90,000 shares of our Series A Preferred Stock owned by Midwest which are convertible into 900,000 shares of our common stock. Adding the voting rights of Midwest's Series C and A Preferred Stock would increase Midwest's ownership percentage to 49.7%.

Further, the Company defaulted on the previously deferred interest payments and monthly principal payments, due October 1, 2005 and December 1, 2005, respectively, pursuant to Brentwood's 6% Secured Convertible Note causing the entire amount owed to become immediately due and payable. Effective December 31, 2005, Midwest acquired Brentwood's interest in the 6% Secured Convertible Note. If Midwest converted that note into its common share equivalent at December 31, 2006 of 230,014,713 shares, Midwest's ownership of the Company would increase to 83.2%.

Accordingly, we are entirely dependent upon: (1) Midwest providing us with office facilities and management services on favorable terms; (2) the willingness of Midwest to fund virtually all of our settlements with our creditors and our expenses; and (3) our implementation of successful business combination with a profitable operating company. Our future is entirely dependent on management's ability to secure a business combination partner with established profitable operations. In the opinion of management, we would experience material difficulty in replacing the support that has been provided by Midwest.

ITEM 2. DESCRIPTION OF PROPERTY

We occupy approximately 350 square feet of office space located at 11921 Brinley Avenue, Louisville, KY 40243, that is provided rent free on a month-to-month basis from Midwest. Our current office facilities are adequate for our present needs, and management expects that we will continue this arrangement in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Since the initiation of the Bankruptcy Proceedings in August 2006, the automatic stay of the Bankruptcy Code went into effect enjoining all pending matters. The following pre-existing issues have been referred to the Bankruptcy Court for disposition:

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Neither during the fourth quarter of the fiscal year ended December 31, 2006, nor during the period January 1, 2007 through the filing date of this report did we submit any matter to a vote of shareholders.

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



Quarter Ended:                          Low Bid       High Bid
-------------------                     -------       --------

December 31, 2006                       $ 0.004       $  0.030
September 30, 2006                        0.005          0.016
June 30, 2006	                          0.012          0.080
March 31, 2006	                          0.003          1.110

December 31, 2005                       $ 0.003       $  0.005
September 30, 2005                        0.002          0.015
June 30, 2005                             0.007          0.017
March 31, 2005	                          0.008          0.022

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

(b) Holders

As of December 31, 2006, the approximate number of holders of record of shares of our Common Stock, $.001 par value per share, our only class of trading securities, was believed by management to be as follows:

    Title of Class                              Number of Record Holders
-----------------------------                  --------------------------
Common Stock, $.001 par value	                          543

Management believes there are many shareholders whose securities are held in street name at various brokerage houses. The exact number of shareholders is unknown to us.

(c) Dividends.

We have paid no dividends during the fiscal years ended December 31, 2006 and 2005. Other than the requirements of the General Corporation Law of the State of Colorado that dividends be paid out of capital surplus only and that the declaration and payment of a dividend not render us insolvent, there are no restrictions on our present or future ability to pay dividends.

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

There was no activity under the 2004 Plan since the Initial Option. Accordingly, 48,500,000 shares remain available for future option grants at December 31, 2006.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Our plan of operation for the next twelve months is to continue our efforts to identify and merge with a privately held business that wishes to use our publicly-held status to assist it in its access to the capital markets. In this connection, the Company continues to screen potential merger partners consistent with its current objective of merging with a profitable privately-
held business.   In the interim, our general and administrative activities
and office facilities are being provided by Midwest without reimbursement therefore and Midwest has advanced all of the Company's direct expenses as needed. There can be no assurance that Midwest will continue to support the Company for the foreseeable future.

We did not conduct any research and development or selling and marketing activities in the fiscal years ended December 31, 2006 and 2005. Our principal activity is seeking a privately owned business with which to enter into a business combination.

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

Financial Condition

In December 2003, we disposed of 100% of our ownership interest in the freight transportation services business having changed our direction to
searching for a business combination partner.   At December 31, 2006, we had
working capital deficiency of $(34,820,182), and had cumulative losses from operations of $(49,891,284) since inception in 1987. Our ability to attract additional capital and to successfully consummate a business combination with a privately owned entity is entirely dependent upon the cooperation and assistance we receive from Midwest, of which there can be no ongoing assurance.

As a result of the action taken at our June 17, 2004 Special Meeting of Shareholders, we are now authorized to issue up to 500,000,000 shares of our Common Stock; and 10,000,000 shares of Preferred Stock, $.001 par value per
share.   At December 31, 2006, there were 69,870,517 shares of our Common
Stock and 545,250 shares of our Series A through E preferred stock issued and outstanding. We did not have any material commitments for capital expenditures at December 31, 2006 or 2005.

Results of  Operations

(a) Continuing Operations: During the fiscal year ended December 31, 2006 ("2006"), we reported a loss from continuing operations of $(2,929,664) compared to $(2,973,554) for the fiscal year ended December 31, 2005 ("2005"). The decrease was principally attributable to a reduction of general and administrative expenses consistent with the Company's revised focus away from its failed former operation and toward searching for a new business combination. As expected, depreciation and amortization, and accrued interest expense on the Company's indebtedness remained relatively constant between years. We do not expect sales of any products or service in the foreseeable future other than those of a potential merger partner.

(b)  Discontinued Operations:   During 2005, we reported a gain from
discontinued operations of $2,702,000 principally as a result the settlement of a $2,852,000 creditor's claim for $150,000 within that period. There was no similar activity in 2006.

(c) As a result of the foregoing, we reported a net loss of $(2,929,664) or $0.04 per share for 2006 compared to a net loss of $(271,554) or $(0.00) per share for 2005 on basic weighted average shares outstanding of 69,870,517 for both periods.

During the two fiscal years ended December 31, 2006, our continued economic viability was entirely dependent upon: (1) Midwest providing us with office facilities and management services on favorable terms; (2) the willingness of Midwest to fund virtually all of our settlements with our creditors; and (3) our successful business combination with a viable operating company. Our future is entirely dependent on management's ability to secure a business combination partner or establish profitable operations as well as the continued willingness of Midwest to provide funding.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements during the two years ended December 31, 2006, or at any subsequent time through the date of the filing of this report..

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

ITEM 7. FINANCIAL STATEMENTS


 	                                                           Page
                                                                   ----
Report of Registered Independent Accounting Firm 		    14

Financial Statements

  Balance Sheets                                                    15

  Statements of Operations	                                    16

  Statements of Stockholders' Deficit                               17

  Statements of Cash Flows	                                    18

  Notes to the Financial Statements                              19-27

               Report of Independent Registered Accounting Firm


To the Board of Directors and Stockholders of American Business Corporation

We have audited the accompanying balance sheets of American Business Corporation as of December 31, 2006 and 2005, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Business Corporation as of December 31, 2006 and 2005, and the results of its operations, cash flows and changes in stockholders' deficit for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 12 of the notes to the financial statements, the Company incurred an accumulated deficit of $(49,891,284) through December 31, 2006, and as of December 31, 2006 had a working capital deficiency of $(34,820,182). The Company's ability to generate sufficient proceeds from prospective operations or debt or equity arrangements is uncertain. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               /s/ Mountjoy & Bressler, LLP


Louisville, Kentucky
March 31, 2007

                       AMERICAN BUSINESS CORPORATION
                         CONDENSED BALANCE SHEETS

 	                                                    December 31,
                                                      ---------------------
                                                          2006      2005
                   Assets
Current assets
  Cash                                              $     1,263	 $       649
                                                    -----------  -----------
    Total current assets                                  1,263          649
Equipment, net                                            6,831       15,939
                                                    -----------  -----------
    Total Assets                                    $     8,094  $    16,588
                                                    ===========  ===========
    Liabilities and Stockholders' Deficit

Current Liabilities
  Accrued expenses                                  $   139,376  $   425,564
  Accrued interest                                    5,306,379    4,433,871
  Due to related parties                              4,685,333    4,211,671
  Notes payable in default                            6,311,460    6,311,460
  Redeemable Series B, D and E Preferred Stock,
    inclusive of accrued premium and penalties
    of $11,254,052 and $9,679,052 in 2006 and
    2005, respectively	                             16,504,052   14,929,052
  Estimated liability for claims and litigation       1,874,845    1,588,657
                                                    -----------  -----------
    Total Current Liabilities	                     34,821,445   31,900,275
                                                    ===========  ===========

Commitments and contingencies

Stockholders' Deficit
  Preferred stock, no par value; 10,000,000 shares
    authorized, 545,250 shares of series A through
    E issued and outstanding in 2006 and 2005           135,076      135,076
  Common stock, $.001 par value; 500,000,000 shares
    authorized, 69,870,517 shares issued and
    outstanding in 2006 and 2005                         69,870	      69,870
  Additional paid-in capital                         14,872,987   14,872,987
  Accumulated deficit                               (49,891,284) (46,961,620)
                                                    -----------  -----------
    Total Stockholders' Deficit                     (34,813,351) (31,883,687)
                                                    -----------  -----------
    Total Liabilities and Stockholders' Deficit     $     8,094  $    16,588
                                                    ===========  ===========

                      See notes to the financial statements.

                          AMERICAN BUSINESS CORPORATION
                            STATEMENTS OF OPERATIONS



 	                                            Year Ended December 31,
                                                        2006 	    2005
                                                    -----------  -----------
Continuing Operations:
  Revenue                                           $        --  $        --
                                                    -----------  -----------

  Operating Expenses:
    General and administrative                          340,063      396,031
    Depreciation and amortization                         9,108        4,554
    Interest expense                                  2,580,493    2,572,969
                                                    -----------  -----------
        Total Operating Expense	                      2,929,664    2,973,554
                                                    -----------  -----------
Operating Loss Before Discontinued Operation         (2,929,664)  (2,973,554)

Discontinued Operation:
  Gain on Settlement of Claim, net of income
    tax provision of $ -0-                                   --    2,702,000
                                                    -----------  -----------
Net Loss                                            $(2,929,664) $  (271,554)
                                                    ===========  ===========

Income (Loss) per Common Share -
  Basic and Fully Diluted
  Loss from Continuing Operations                   $     (0.04) $     (0.04)
  Gain from Discontinued Operation                           --         0.04
                                                    -----------  -----------
       Net Income (Loss) per share                  $     (0.04) $      0.00
                                                    ===========  ===========

Weighted Average Common Shares Outstanding -
       Basic and Fully Diluted                       69.870,517   69,870,517
                                                    ===========  ===========

                   See notes to the financial statements.

                        AMERICAN BUSINESS CORPORATION
                    STATEMENTS OF STOCKHOLDERS' DEFICIT


	         Preferred Stock		            Additional		      Total
	         Series A - E	        Common Stock	    Paid-in	Accumulated   Stockholders'
	         Shares     Amount   Shares       Amount    Capital	Deficit	      Deficit

                 ---------  -------  ----------   -------   ----------  ------------  -----------


Balance,
January 1, 2005	   545,250 $135,076  69,870,517  $ 69,870  $14,872,987 $(46,690,066) $(31,612,133)
Net loss - 2005	         -        -	      -         -	     -     (271,554)     (271,554)
                 ------------------  --------------------  -----------  -----------   -----------
Balance,
December 31,2005,
  Restated         545,250  135,076  69,870,517    69,870   14,872,987  (46,961,620)  (31,883,687)
                 ------------------  --------------------  -----------  -----------   -----------
Net loss - 2006          -        -           -         -	     -   (2,929,664)   (2,929,664)
                 ------------------  --------------------  -----------  -----------   -----------
Balance,
December 31,2006   545,250 $135,076  69,870,517  $ 69,870  $14,872,987 $(49,891,284) $(34,813,351)
                 ==================  ====================  ===========  ===========   ===========


                  See notes to the financial statements.

                      AMERICAN BUSINESS CORPORATION
                        STATEMENTS OF CASH FLOWS

 	                                            Year Ended December 31,
                                                          2006       2005
                                                    -----------  -----------
Cash flows from Operating Activities -
  Loss from continuing operations                   $(2,929,664) $(2,973,554)
  Adjustments to reconcile loss from
  continuing operation to net cash used by
  operating activities:
    Depreciation and amortization                         9,108        4,554
    Changes in operating assets and liabilities:
      Accrued expenses                                       --	      95,000
      Accrued interest                                  872,508      872,508
      Accrued premium and penalties on
      preferred stock                                 1,575,000    1,575,000
                                                    -----------  -----------
        Net cash used in continuing operations         (473,048)    (426,492)
      Gain on discontinued operation 	                     --	   2,702,000
      Change in estimated liability for claims
      and litigation 	                                     --   (2,852,000)
                                                    -----------  -----------
Net cash used in Operating Activities                  (473,048)    (576,492)

Cash flows from Investing Activities -
  Additions to property	                                     --           --
                                                    -----------  -----------
Net cash used in Investing Activities                        --           --
                                                    -----------  -----------

Cash flows from Financing Activities -
  Advances from related parties                         473,662      570,296
                                                    -----------  -----------
Net cash provided by Financing Activities               473,662	     570,296
                                                    -----------  -----------

Net change in Cash                                          614	      (6,196)
Cash, beginning of year	                                    649	       6,845
                                                    -----------  -----------
Cash, end of year                                   $     1,263  $       649
                                                    ===========  ===========

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

During 2005, we relocated our corporate headquarters from New York to Louisville, KY. Since August 2006, the Company's affairs have been conducted under the supervision of the Bankruptcy Court. (See Note 14).

(B) Basis of Presentation. The accompanying balance sheets and related statements of operations, stockholders' deficit and cash flows at and for the years ended December 31, 2006 and 2005, include the financial activities of our company. Financial activities of former subsidiaries are included in discontinued operation when applicable.

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

(I) Share-Based Payments.   Financial Accounting Standards Board Statement
(FASB) 123(R), Share-Based Payment was issued in December 2004. This Statement eliminates the alternative to use Opinion 25's intrinsic value method of accounting that was provided in FASB Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation costs. Statement 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. We have revised our accounting policy for share based payments accordingly effective January 1, 2006. Under this revised policy, only new awards modified, repurchased, or cancelled after the effective date will be subject to requirements of FAS 123(R). No restatement of prior periods was necessary as there were no options outstanding at the date of adoption.


Note 2 - Fair Value of Financial Instruments

Our material financial instruments for which disclosure of estimated fair value is required by certain accounting standards at December 31, 2006 and 2005, consist of Loans Payable, Convertible Debentures, and Estimated Liability for Claims and Litigation relating to discontinued operations. In the opinion of our management, such items are carried at values that approximate fair value.

Fair value estimates are made at a specific point in time, based on relevant
market information and information about the financial statements.   An
example of this measurement process is as follows:

    In December 2005 we reached an agreement with Legion Insurance Company's to settle its claims against us in the amount of $1,203,657 for $350,000, payable $100,000 in January 2006, and the balance upon the earlier of
    August 2008, or a sale of the Company.   To date, we have been
    negotiating with Legion to accept partial payments on the down payment in hope of inducing Midwest to fund, assume, or otherwise guarantee payment of the settlement in full. As we are not certain of Midwest's willingness to underwrite the settlement, we have not recorded its effect in our financial statements at December 31, 2006 or 2005.

These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect such estimates.

Note 3 - Equipment

Equipment at cost, less accumulated depreciation, consists of the following at December 31:

                                                        2006 	     2005
                                                    -----------  -----------
    Office equipment                                $    22,770  $    22,770
    Accumulated depreciation                            (15,939)      (6,831)
                                                    -----------  -----------
    Total                                           $     6,831  $    15,939
                                                    ===========  ===========

Depreciation expense charged to operations was $9,108 and $4,554 in 2006 and 2005, respectively.

Note 4 - Notes Payable in Default

Notes payable consist of the following:
    11.5% Convertible debentures in default                      $ 3,793,460
    18% Promissory Notes in default                                2,235,000
    12% Notes payable in default                                     283,000
                                                                  ----------
						                 $ 6,311,460
                                                                  ==========
Note 5 - Related Party Transactions

Amounts due related parties at December 31, 2006 and 2005 are as follows:

                                                       2006          2005
                                                    -----------  -----------
Brentwood Capital Corp. ("Brentwood") - 6% Secured
  Convertible Note, in default                      $ 2,300,147  $ 2,167,162
Midwest Merger Management, LLC
  and affiliates ("Midwest") 	                      2,385,186    2,044,509
                                                    -----------  -----------
Total                                               $ 4,685,333  $ 4,211,671
                                                    ===========  ===========

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

Note 6 - Estimated Liability for Claims and Litigation from Discontinued
Operation

On November 30, 2000, our four operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. We are liable as a guarantor on certain indebtedness of our former subsidiaries
which has given rise to certain claims and threatened litigation.   Resultant
estimated liability for claims and litigation amount to $1,874,845 and $1,588,657 at December 31, 2006 and 2005, respectively.

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

In December 2005 we reached an agreement with Legion Insurance Company's to settle its claims against us in the amount of $1,203,657 for $350,000, payable $100,000 in January 2006, and the balance upon the earlier of August
2008, or a sale of the Company.   To date, we have been negotiating with
Legion to accept partial payments on the down payment in hope of inducing Midwest to fund, assume, or otherwise guarantee payment of the settlement in full. As we are not certain of Midwest's willingness to underwrite the settlement, we have not recorded its effect in our financial statements at December 31, 2005 or 2006.

During 2006, the Company reclassified $286,188 of accrued expenses for which no claims have been made in several years to Estimated Liability for Claims and Litigation from Discontinued Operation in order to more properly categorize those potential obligations.

Note 7 - Income Taxes

For the years ended December 31, 2006 and 2005 we have no income tax provision or benefit.

Our total deferred tax asset and valuation allowance are as follows at December 31:


                                                        2006 	     2005
                                                    -----------  -----------
    Total deferred tax asset                        $15,000,000  $13,300,000
    Less valuation allowance                        (15,000,000) (13,300,000)
                                                    -----------  -----------
    Net deferred tax asset	                    $         -  $         -
                                                    ===========  ===========

At December 31, 2006, we have available approximately $37,600,000 of net operating loss carry forward which may be used to reduce future federal and state taxable income and expire between December 31, 2008 and December 31, 2022. The future benefit of these net operating loss carry forwards may be limited on an annual basis and in total under Section 382 of the Internal Revenue Code as a result of potential ownership changes contemplated in the Company's plans.

Note 8 - Commitments and Contingencies

Effective June 1, 2004, we entered into an informal employment arrangement with our President, Chief Executive and Chief Financial Officer requiring the payment of compensation equal to $15,000 per month through February 2005, and $20,000 per month thereafter. On January 1, 2006, the monthly compensation was returned to $15,000 by mutual consent. All of the terms and conditions of this employment, including incentive compensation in cash and/or shares have yet to be finalized.

Our former President and two other guarantors of our obligations have provided guarantees of certain of our obligations and of our former subsidiaries. As a result, on January 30, 1997, and as renewed on May 3, 1999, we entered into an Indemnity Agreement with these three parties, to hold them harmless against any loss or liability related to or arising from us and our former subsidiaries.

Note 9 - Preferred Stock

The components of the Company's Preferred stock, no par value, is as follows:

                                        Shares               Stated Value
Series                                Outstanding        Per Share     Total
------------                          -----------        ---------  ---------
 A                                       90,000          $0.000844 $       76
 B                                        2,000           1,000.00  2,000,000
 C                                      450,000               0.30    135,000
 D                                          950           1,000.00    950,000
 E                                        2,300           1,000.00  2,300,000
				                                    ---------
                                                                    5,385,076
 Less redeemable Series B, D and E
   classified as a liability                                       (5,250,000)
                                      -----------                   ---------
                                        545,250                    $  135,076
                                      ===========                   =========

Series A Convertible Preferred Stock - On February 1, 1999, we entered into three stock exchange agreements whereby a total of 9,900,000 shares of Common Stock were exchanged for 990,000 shares of Series A Preferred Stock. The value of the shares was determined to be $762 and such amount was deducted from additional paid-in capital. Each share of Series A Preferred Stock is entitled to ten votes and will vote together with the holders of the Common Stock. Pursuant to this agreement, each share of Series A Preferred Stock may be exchanged for ten shares of Common Stock as follows: one fifth of the shares upon us reporting revenues of $31 million or more for any fiscal year or shorter period in a report filed on Form 10-KSB or any appropriate Securities and Exchange Commission filing; an additional one-fifth if revenues are at or above $41 million; an additional one fifth if revenues are at or above $51 million; an additional one-fifth if revenues are at or above $61 million; and the balance if revenues are at or above $71 million.

On April 26, 2004, we and Midwest Merger Management, LLC ("Midwest"), the sole owner of the Series A Preferred Stock and a majority stockholder of our company, entered into an amendment to the February 1, 1999 stock exchange agreement pertaining to the shares of Series A Preferred Stock wherein we granted Midwest the right to convert its 990,000 shares of Series A Preferred Stock into 9,900,000 shares of our Common Stock on or before December 31, 2005 in consideration for Midwest's best efforts commitment to fund our plan to reorganize our affairs and combine with a profitable owned business. Pursuant to such amendment Midwest converted 900,000 Series A preferred shares in 2004. The amendment was subsequently ratified at a May 12, 2005, special meeting of shareholders.

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

Series E Convertible Preferred Stock - During 1999, we sold $2,300,000 of Series E Convertible Preferred Stock and issued 2,300 shares. We incurred $282,900 of issuance costs that were deducted from additional paid-in capital. Shares of Series E Convertible Preferred

Stock are convertible into shares of Common Stock based upon the stated value of $1,000 per share of preferred stock divided by the Fixed Conversion Price of $3.18 per share, subject to adjustment. Holders of the Series E Convertible Preferred Stock may elect to convert their shares commencing on the earlier of March 9, 2000, or the occurrence of a merger, tender offer, or
redemption event.   No dividends have been declared from issuance through
December 31, 2006.

Series E Convertible Preferred Stock has no voting rights and is entitled to receive a redemption premium of 12% annually. As a result of the redemption provisions, the stated value of the Series D shares together with accrued redemption premium has been classified as a liability.

Note 10 - Common Stock

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

At December 31, 2006, the principal and accrued interest owed by us pursuant to the terms of the Secured Convertible Note was $2,300,147, which if converted by Midwest, would result in the issuance of 230,014,713 additional common shares.

Note 11 - Stock Option Plan

Our Long Term Incentive Plan implemented in 2004 (the "2004 Plan") replaced our 1999 plan which had no activity since 2001 and whose remaining outstanding options and warrants expired in 2005. A summary of the 1999 plan for the two years ended December 31, 2006 follows:



                                           Weighted            Weighted
                                 Options   Average   Warrants  Average
                                 --------  --------  --------  --------

Securities outstanding
 January 1, 2005                  740,130  $  2.12  1,622,298  $   2.72
Securities expired - 2005        (740,130)   (2.12)(1,622,298)    (2.72)
                                 ---------------------------------------
Securities outstanding
 December 31, 2005                     --       --         --        --
Securities activity - 2006             --       --         --        --
                                 ---------------------------------------
Securities outstanding,
 December 31, 2006                     --  $    --         --  $     --
                                 =======================================

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

There has been no activity under the 2004 Plan since the Initial Option. Accordingly, 48,500,000 shares were available for future option grants at December 31, 2006 and 2005.

Note 12 - Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $(49,891,284) through December 31, 2006. In addition, at December 31, 2006, we had a working capital deficiency of $(34,820,182). Our ability to generate sufficient proceeds from prospective operations, debt
or equity placements is uncertain.   In addition, since August 2006, the
Company has been operating under the supervision of the Bankruptcy Court
(see Note 14). The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern or satisfactorily confirm a plan of reorganization pursuant to bankruptcy Court approval.

Note 13 - Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 (our fiscal year 2007) and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for the fiscal year. The Company does not expect the adoption of FIN 48 to have material impact on its financial position, results of operations or cash flow.

Note 14 - Bankruptcy Proceedings

On August 29, 2006 the Company reported on Form 8-K that it had been served with notice that three of its creditors filed an Involuntary Petition for relief under Chapter 7 of the U.S. Bankruptcy Code in the United States Court for the Western District of Kentucky in Louisville,

KY on August 23, 2006 (Case Number 06-32184).   The Company had 20 days from
the date of notice to examine the veracity of the claims of the three petitioners, of which one is Midwest, and respond to the Petition before the Bankruptcy Court.

On September 18, 2006, we responded to the Petition acknowledging that we were indebted to the Petitioners. However, the Company had been paying its creditors as agreed or is seeking an agreeable basis for payment with remaining creditors. To that extent, the Company requested the Bankruptcy Court supervision sought by Petitioners be pursuant to Chapter 11 instead of Chapter 7 of the Bankruptcy Code. On October 30, 2006, the Bankruptcy Court approved our request.

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

----------------------

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

Anthony R. Russo           One year term      Chief Executive 64
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

ITEM 10. EXECUTIVE COMPENSATION.

(a) General

(1) through (7) All Compensation Covered. During the three fiscal years ended December 31, 2006, the aggregate compensation paid to, accrued or set aside for any of our executive officers or directors was $105,000 in 2004, $200,000 in 2005, and $180,000 in 2006.

(b) Summary Compensation Table.

                            SUMMARY COMPENSATION TABLE

                                                   Long Term Compensation
                       Annual Compensation          Awards      Payments
                       -------------------          ------      --------
Name and Position  Year  Salary  Bonuses Other(1) Stock Options LTIP Other
-----------------  ----  ------- ------- -------  ----- ------- ---- -----
Anthony R. Russo,  2004  105,000       -       -      -       -    -     -
 CEO President,    2005  200,000       -       -      -       -    -     -
 and Director      2006  180,000       -       -      -       -    -     -
 (since June 2004)
                         ------- -------  ------  -----   ----- ---- -----
Totals             2004  105,000       -       -      -       -    -     -
                   2005  200,000       -       -      -       -    -     -
                   2006  180,000       -       -      -       -    -     -
                                       -       -      -       -    -     -
                                 =======  ======  =====   =====  ==== =====

(1) No additional payments were made to our officers and directors for the three years ending December 31, 2006.

---------------

(c) Option/SAR Grant Table.

During the fiscal year ended December 31, 2006, we made no grants of stock options or freestanding SAR's to any of our executive officers or directors.

(d) Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.

During the three fiscal years ended December 31, 2006, no stock options or freestanding SAR's were exercised by any of our executive officers or directors.

(e) Long-Term Incentive Plan ("LTIP") Awards Table.

During the three fiscal years ended December 31, 2006, we made no LTIP awards.

(f) Compensation of Directors.

(1) and (2). During the three fiscal years ended December 31, 2006, none of our directors received any compensation pursuant to any standard or other arrangement.

(g) Employment Contracts and Termination of Employment, and Change in Control Arrangements. (1) and (2).

In June 2004, Anthony R, Russo joined us as President and CEO at a level of compensation equal to $15,000 per month through February 2005, $20,000 per month through December 31, 2005, and $15,000 per month through December 31, 2006. Formal agreement has not yet been reached on Mr. Russo's access to incentive compensation or other benefits. Except for the foregoing, no executive officer of ours was employed pursuant to the terms of an employment agreement with us. No changes in control of our company took place during the fiscal year ended December 31, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owner. The information is furnished as of December 31, 2006, as to the number of shares of our Common Stock, $.001 par value per share, owned beneficially, or known by us to own beneficially, more than 5% of any class of such security:

		                        Amount and Nature
Name and Address of                     of Beneficial       Percentage
Beneficial Owner                        Ownership           of Class(1)
----------------                        -------------       ----------
Midwest Merger Management, LLC
11921 Brinley Avenue
Louisville, KY 40243                    57,589,729(2)       49.7%

-----------------

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

(3) Does not include the common share equivalent of the 6% Secured Convertible Note that Midwest acquired from Brentwood effective December 31, 2005 of 230,014,713 shares. If Midwest converted that note into its common shares at December 31, 2006, Midwest's ownership of the Company would increase to 83.2%.

(b) Security Ownership of Management. The following information is furnished as of December 31, 2006, as to the number of shares of our Common Stock, $.001 par value per share owned beneficially by each of our executive officers and directors and by all executive officers and directors as a group:


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

(c) Changes in Control.

None.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2006, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (i) all compensation plans not previously approved by security holders.

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


(e) Code of Ethics.

The Company has not adopted a code of ethics during 2006 and 2005 that applies to all employees including its directors , principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not developed a formal code of ethics primarily due to the limited nature of its activities, including the fact that there is currently only one person involved in its operations.

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

Further, the Company defaulted on the previously deferred interest payments and monthly principal payments, due October 1, 2005 and December 1, 2005, respectively, pursuant to Brentwood's 6% Secured Convertible Note causing the entire amount owed to become immediately due and payable. Effective December 31, 2005, Midwest acquired Brentwood's interest in the 6% Secured Convertible Note. If Midwest converted that note into its common share equivalent at December 31, 2006 of 230,014,713 shares, Midwest's ownership of the Company would increase to 83.2%.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits:

                Description                  	           Location
                -----------                                --------
31.1  Certifications Pursuant to Section 302f   Filed electronically herewith
      of the Sarbanes-Oxley Act of 2002
32.2 Certification Pursuant to Section 906 of Filed electronically herewith of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8K: During the last quarter of the fiscal year ended December 31, 2006, we did not file any Reports on Form 8-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by Mountjoy & Bressler, LLP ("M&B"), our current registered independent accountants, for professional services rendered for the audit of our annual financial statements for the two years ended December 31, 2006 and 2005 and their reviews of the interim financial statements included in our Quarterly Reports on Form 10-QSB during 2006 was $28,500. ($35,500 in 2005)

Audit - Related Fees. There were no fees billed to us by M&B in fiscal year 2006 or 2005 for professional services for assurance and related services reasonably related to their audit or review of our financial statements not reported in the previous paragraph.

Tax Fees. There are no fees billed by M&B for tax compliance, tax advice and tax planning services rendered to us during the last two fiscal years.

All Other Fees. Except as indicated above, we were not billed by M&B for any other services during the last two fiscal years.

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

Dated:  March 31, 2007

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for us and I have: a) designed such disclosure controls and procedures to ensure that material information relating to us, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "valuation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Dated:  March 31, 2007


/s/ Anthony R. Russo
Chief Executive Officer

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

Dated:   March 31, 2007


/s/ Anthony R. Russo
Chief Financial Officer

                                                                EXHIBIT 32.2

                          AMERICAN BUSINESS CORPORATION

                      CERTIFICATION PURSUANT TO SECTION 906
                       OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of American Business Corporation on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 31, 2007 (the "Report"), the undersigned, in the capacities and on the dates indicated below, each hereby certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Certified Services, Inc.

Dated:   March 31, 2007


/s/ Anthony R. Russo
Chief Executive Officer


Dated:   March 31, 2007


/s/ Anthony R. Russo
Chief Financial Officer

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