Form 10QSB
period 2007-03-31
AMERICAN BUSINESS CORP
filed 2007-06-15
CIK 820408

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 Form 10-QSB

(Mark One)
[ X ]  Quarterly  report under section 13 or 15(d) of the Securities Exchange
       Act of 1934 for the quarterly period ended:     March 31, 2007

[   ]  Transition report under section 13 or 15(d) of the Securities Exchange
       Act of 1934 for the transition period from___________ to _____________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
       Common Stock, $.001 par value, 69,870,517 shares at March 31, 2007
                                      -----------------

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X].

                        AMERICAN BUSINESS CORPORATION
                  FORM 10-QSB - QUARTER ENDED MARCH 31, 2007
                                    INDEX
                        																		             Page

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements................................................2
        Condensed Balance Sheets at March 31, 2007 (unaudited) and
	  December 31, 2006.................................................3
        Condensed Statements of Operations for the Three Months
          Ended March 31, 2007 and 2006 (unaudited).........................4
        Condensed Statement of Stockholders' Deficit for the
          Three Months Ended March 31, 2007 (unaudited).....................5
        Condensed Statements of Cash Flows for the Three Months Ended
          March 31, 2007 and 2006 (unaudited)...............................6
        Notes to Condensed Financial Statements.............................7

Item 2.	Management's Discussion and Analysis................................9

Item 3.	Controls and Procedures ...........................................11


                          PART II - OTHER INFORMATION

Item 6.	Exhibits...........................................................12

                                  SIGNATURES

        SIGNATURES.........................................................12
        EXHIBITS........................................................13-14

---------------------

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed balance sheet of the Registrant as of March 31, 2007, the audited balance sheet at December 31, 2006, and the unaudited condensed statements of operations, stockholders' deficit, and cash flows for the three month periods ended March 31, 2007 and 2006 follow. The unaudited condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

                        AMERICAN BUSINESS CORPORATION
                          CONDENSED BALANCE SHEETS
107:
108:
                                          March 31, 2007  December 31,
                                             [unaudited]       2006
                                            -------------  ------------
112:
                  Assets
Current assets
 Cash                                       $         962  $      1,263
                                            -------------  ------------
   Total current assets                               962         1,263
 Equipment, net	                                    4,554         6,831
                                            -------------  ------------
   Total assets                             $       5,516  $      8,094
                                            =============  ============

     Liabilities and Stockholders' Deficit

Current liabilities
 Accrued expenses                           $     139,376  $    139,376
 Accrued interest                               5,524,506     5,306,379
 Due to related parties                         4,789,117     4,685,333
 Notes payable in default                       6,311,460     6,311,460
 Redeemable Series B,D and E Preferred
  Stock, including accrued premium and
  penalties of $11,647,802 and 11,254,052
  in 2007 and 2006, respectively               16,897,802    16,504,052
 Estimated liabilities for claims and
  litigation                                    1,874,845     1,874,845
                                            -------------  ------------
    Total current liabilities                  35,537,106    34,821,445
                                            -------------  ------------


Stockholders' deficit
 Preferred stock, no par value; 10,000,000
  shares authorized, 545,250 shares of
  Series A through E issued and outstanding
  in 2007 and 2006                                135,076       135,076
 Common stock, par value $.001 per share;
  500,000,000 shares authorized, 69,870,517
  shares issued and outstanding in 2007
  and 2006	                                   69,870        69,870
 Additional paid-in capital                    14,872,987    14,872,987
 Accumulated deficit                          (50,609,523)  (49,891,284)
                                            -------------  ------------
    Total stockholders' deficit               (35,531,590)  (34,813,351)
                                            -------------  ------------
    Total liabilities and stockholders'
     deficit                                $       5,516  $      8,094
                                            =============  ============

See notes to condensed financial statements.

                         AMERICAN BUSINESS CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS
                                  [Unaudited]

                                                 Three Months Ended
                                                      March 31,
                                                      ---------
                                                2007           2006
                                            -------------  ------------

Revenues                                    $          --  $         --

Operating Expenses:
  Administrative expenses                          69,583        70,314
  Depreciation and amortization                     2,277         1,138
  Interest expense                                646,379       644,384
                                            -------------  ------------
    Total operating expenses                      718,239       715,836
                                            -------------  ------------
Net loss                                    $    (718,239) $   (715,836)
                                            =============  ============

Net loss per common share -
basic and fully-diluted                     $       (0.01) $      (0.01)
                                            =============  ============

Weighted average number of common
shares outstanding - basic and
fully-diluted                                  69,870,517    69,870,517
                                            =============  ============

                See notes to condensed financial statements.

                         AMERICAN BUSINESS CORPORATION
                   CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

	         Preferred Stock		            Additional		      Total
	         Series A - E	        Common Stock	    Paid-in	Accumulated   Stockholders'
	         Shares     Amount   Shares       Amount    Capital	Deficit	      Deficit

                 ---------  -------  ----------   -------   ----------  ------------  -----------

Balance,
December
31, 2006 	 545,250   $135,076  69,870,517  $ 69,870  $14,872,987 $(49,891,284) $(34,813,351)

(unaudited)


Net loss - three
months ended
March 31, 2007	       -          -           -         -            -     (718,239)     (718,239)
                 ------------------  --------------------   ----------   ----------    ----------

Balance,
March 31, 2007   545,250   $135,076  69,870,517  $ 69,870  $14,872,987 $(50,609,523) $(35,531,590)
                 ==================  ====================   ==========   ==========    ==========


                  See notes to condensed financial statements.

                          AMERICAN BUSINESS CORPORATION
                        CONDENSED STATEMENTS OF CASH FLOWS
                                  [Unaudited]

                                                 Three Months Ended
                                                      March 31,
                                                      ---------
                                                2007            2006
                                            -------------  ------------

Cash flows from operating activities -
  Net loss                                  $    (718,239) $   (715,836)

Adjustments to reconcile net loss to
 net cash used by operating activities
  Depreciation and amortization expense             2,277         1,138
  Increase (decrease) in accrued expenses               -      (286,188)
  Increase (decrease) in estimated liability
   for claims and litigation                            -       286,188
  Increase in accrued interest                    218,127       218,127
  Increase in accrued penalties and premium
   on redeemable Preferred Stock                  393,750	393,750
                                            -------------  ------------
Net cash used by operating activities	         (104,085)     (102,821)
                                            -------------  ------------
Cash flows from financing activities
  Net proceeds from related parties               103,784       102,821
                                            -------------  ------------
Net cash provided by financing activities         103,784       102,821
                                            -------------  ------------
Net change in cash                                   (301)            -

Cash at beginning of period                         1,263           649
                                            -------------  ------------
Cash at end of period                       $         962  $        649
                                            =============  ============

   SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

                 None.


               See notes to condensed financial statements.

                       AMERICAN BUSINESS CORPORATION
                  NOTES TO CONDENSED FINANCIAL STATEMENTS

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The Registrant's operating results for the three months ended March 31, 2007, and 2006 are not necessarily indicative of the results that may be expected for the years ended December 31, 2007, and 2006. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and notes thereto of the Registrant included in its Form 10-KSB for the period ended December 31, 2006.

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

In addition to the foregoing interest, effective December 31, 2005, Midwest acquired the 6% Secured Convertible Note formerly owned by Brentwood Capital Corp. The amount including accrued interest due under the note at March 31, 2007 is $2,334,649, which may be converted into common stock at the rate of $0.01 per share. If Midwest converted that note into its common share equivalent at March 31, 2007, Midwest's ownership of the Company would increase to 83.3%.

In connection with its ongoing support of the Registrant's efforts to reorganize, Midwest has advanced an aggregate of $4,789,117 to fund its activities through and including the end of this fiscal quarter. At March 31, 2007, the indebtedness to Midwest was as follows:

     6% Secured Convertible Note             $2,334,649
     Working capital advances                 2,454,468
                                             ----------
                                             $4,789,117
                                             ==========
The Registrant intends to settle its aggregate obligations to Midwest in the course of its planned reorganization with a profitable privately owned business (see Note 7 and 8).

Note 4 - Per Share Results

The common share equivalents associated with the Registrant's issued and outstanding convertible notes and Preferred Stock were not included in computing per share results as their effects were anti-dilutive.

Note 5  - Income Taxes (Benefits)

At December 31, 2006, the Registrant had available approximately $37,600,000 of net operating loss carry-forwards, which expire between December 31, 2008 and December 31, 2022, that may be used to reduce future taxable income. Federal income tax regulations require the Company's continued compliance with change in control and other guidelines which, if not met, may significantly reduce the Company's ability to utilize its loss carry-forward.

Note 6 - Series B, D and E Preferred Stock

Pursuant to the provisions of their respective indentures, the Series B, D and E Preferred Stock are entitled to receive a redemption premium of 12% annually. The provisions of the Series B, D and E Preferred Stock also allow the holders to redeem their shares upon the occurrence of certain events including the Registrant's inability to issue free trading common stock to such holders because the shares have not been registered under the Securities Act. During such periods of non-compliance, the Series B, D and E Preferred indentures entitle their holders to specified penalties. As the effectiveness of a registration statement under the Securities Act is outside of Registrant's control, the Series B, D and E Preferred Stock, together with accrued premium and penalties, have been classified on the Registrant's balance sheet at March 31, 2007 and December 31, 2006, as a liability.

Note 7 - Going Concern

The Registrant's condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Registrant had negative working capital at March 31, 2007, of $(35,536,144). In addition, the Registrant has incurred an accumulated deficit of $(50,609,523) through March 31, 2007. The Registrant is dependent upon the efforts of Midwest to fund its continued survival. The Registrant's ability to continue to receive this level of support from Midwest is uncertain. The condensed financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern (see Note 6 and 8).

Note 8 - Bankruptcy Proceedings

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

We have developed a plan of reorganization that will be offered to our creditors during the three months ended June 30, 2007, which supports our mission to identify and combine with a profitable, privately owned business. The Company continues to have no reason to believe that Midwest's participation in the involuntary petition precludes its continued support of our efforts.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

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

In connection with resolving its affairs, the Company has quantified its remaining liability for claims and litigation arising from its failed transportation business to approximate $1,874,845 at March 31, 2007. The adequacy of this liability is reviewed quarterly by management. As a result of the Company's pending bankruptcy proceedings, any remaining claims will be dealt with in an orderly fashion under court supervision (see Note 8).

Off-Balance Sheet Arrangements

During the three months ended March 31, 2007, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Forward Looking Statements

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

Discussion and Analysis of the Three Months Ended March 31, 2007 and 2006:

Revenue - As a direct result of the Registrant's inability to continue its failing freight transportation services beyond November 2000, the Registrant had no revenues during either the three months ended March 31, 2007 ("3M7") or the three months ended March 31, 2006 ("3M6"). The Registrant continues working through the resolution of its outstanding indebtedness, claims and litigation.

Expenses and Income Taxes - Operating expenses for 3M7 were $718,239 compared to $715,836 for 3M6. This level of expenses is consistent with the Registrant's strategy of redirecting its focus toward becoming a candidate to acquire or merge with a profitable, privately-held business operation. Accordingly, the Registrant's recurring administrative expenses include: (i) accrued interest on its defaulted notes and accrued premium and penalties relating to its Series B, D and E preferred stock, (ii) professional fees (legal and accounting) and management fees associated with resolution of the Registrant's affairs with its former creditors and investors, maintenance of reporting requirements and good standing, (iii) ancillary expenses, and (iv) minimum franchise taxes.

Net Loss - As a result of the foregoing, the Registrant experienced a net loss of $(718,239) for 3M7 compared to a net loss of $(715,836) for 3M6. When related to the weighted average number of common shares outstanding during each period, per share results were a net loss of $(0.01) for both periods.

Liquidity and Capital Resources

The Registrant is entirely dependent upon: (i) Midwest providing it with certain advisory services in connection with resolution of its affairs; (ii) Midwest's willingness to provide the Registrant with certain office and administrative facilities and to fund virtually all its settlements with creditors; and (iii) the Registrant's successful implementation of a business combination with a profitable operating company. There can be no assurances that Midwest will be successful in resolving all or substantially all of Registrant's affairs, that Midwest will fund any further settlements, or that the combined efforts of Midwest and the Registrant will lead to a successful business combination.

Nonetheless, Midwest has advanced the Registrant $4,789,117 through March 31, 2007, of which $103,784 (inclusive of $34,502 accrued interest during 3M7) evidences its continued support during the current period.

Item 3.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures
    ------------------------------------------------
The Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of March 31, 2007, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. Based upon this evaluation, the CEO and CFO has concluded that as of March 31, 2007, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in Internal Controls
--------------------------------
The Registrant made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officer.

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

American Business Corporation

By:   /s/  Anthony R. Russo
    ------------------------
Chief Executive Officer, and
Chief Financial Officer


Dated:  June 15, 2007

                               EXHIBIT 31.1

                      AMERICAN BUSINESS CORPORATION

                  CERTIFICATIONS PURSUANT TO SECTION 302
                     OF THE SARBANES-OXLEY ACT OF 2002


I, Anthony R. Russo certify that:

1. I have reviewed this quarterly report on Form 10-QSB of American Business Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

   a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared; and

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Dated:  June 15, 2007

/s/     Anthony R. Russo
   -----------------------
Chief Executive Officer
and Chief Financial Officer

                                 EXHIBIT 32.1

                        AMERICAN BUSINESS CORPORATION

                    CERTIFICATION PURSUANT TO SECTION 906
                      OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of American Business Corporation on Form 10-QSB for the quarterly period ended March 31, 2007, as filed with the Securities and Exchange Commission on June 15, 2007 (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of American Business Corporation.

Date:  June 15, 2007


/s/     Anthony R. Russo
    ----------------------
Chief Executive Officer
and Chief Financial Officer