Form 10QSB
period 2007-06-30
AMERICAN BUSINESS CORP
filed 2007-08-23
CIK 820408

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 Form 10-QSB

(Mark One)
[X] Quarterly report under section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended:June 30, 2007

[ ] Transition report under section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from        to      .
                                                        ------    -----

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
                                             --------------


Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X No ( )

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No ( )

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ( )No(X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  Common Stock, $.001 par value, 69,870,517 shares at June 30, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

                      AMERICAN BUSINESS CORPORATION
              FORM 10-QSB  -  QUARTER ENDED JUNE 30, 2007
                                 INDEX
                                                                    Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements..........................................2
         Condensed Balance Sheets at June 30, 2007 (unaudited) and
           December 31, 2006...........................................3
         Condensed Statements of Operations for the Six Months and
           Three Months Ended June 30, 2007 and 2006 (unaudited).......4
         Condensed Statement of Stockholders' Deficit for the Six
           Months and Three Months Ended June 30, 2007 (unaudited).....5
         Condensed Statements of Cash Flows for the Six Months Ended
           June 30, 2007 and 2006 (unaudited)..........................6
         Notes to Condensed Financial Statements.......................7

Item 2.	 Management's Discussion and Analysis or Plan of Operation.....9

Item 3.	Controls and Procedures ......................................11

                      PART II - OTHER INFORMATION

Item 6.	Exhibits......................................................12

                             SIGNATURES

        SIGNATURES....................................................12
	EXHIBITS...................................................13-15

------------------


                     PART I - FINANCIAL INFORMATION

ITEM 1.  	FINANCIAL STATEMENTS

The unaudited condensed balance sheet of the Registrant as of June 30, 2007, the audited balance sheet at December 31, 2006, and the unaudited condensed statements of operations, stockholders' deficit, and cash flows for the six month and three month periods ended June 30, 2007 and 2006 follow. The unaudited condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented.

                        AMERICAN BUSINESS CORPORATION
                          CONDENSED BALANCE SHEETS


                                            June 30, 2007  December 31,
                                             [unaudited]       2006
                                            -------------  ------------
                     Assets

Current assets
   Cash	                                    $        700   $     1,263
                                            -------------  ------------
     Total current assets                            700         1,263
   Equipment, net                                  2,277         6,831
                                            -------------  ------------
     Total assets                           $      2,977   $     8,094
                                            =============  ============

      Liabilities and Stockholders' Deficit

Current liabilities
   Accrued expenses                         $    139,376   $   139,376
   Accrued interest                            5,742,633     5,306,379
   Due to related parties                      4,911,822     4,685,333
   Notes payable in default                    6,311,460     6,311,460
   Redeemable Series B,D and E Preferred
    Stock, including accrued premium and
    penalties of $12,041,552 and $11,254,052
    in 2007 and 2006, respectively            17,291,552    16,504,052
   Estimated liabilities for claims
    and litigation                             1,874,845     1,874,845
                                            -------------  ------------
     Total current liabilities                36,271,688    34,821,445
                                            -------------  ------------

Stockholders' deficit
   Preferred stock, no par value;
    10,000,000 shares authorized, 545,250
    shares of Series A through E issued
    and outstanding in 2007 and 2006             135,076       135,076
   Common stock, par value $.001 per share;
    500,000,000 shares authorized,
    69,870,517 shares issued and outstanding
    in 2007 and 2006                              69,870        69,870
   Additional paid-in capital                 14,872,987    14,872,987
   Accumulated deficit                       (51,346,644)  (49,891,284)
                                            -------------  ------------
     Total stockholders' deficit             (36,268,711)  (34,813,351)
                                            -------------  ------------
     Total liabilities and stockholders'
      deficit                               $      2,977   $     8,094
                                            =============  ============

                 See notes to condensed financial statements.

                      AMERICAN BUSINESS CORPORATION
                    CONDENSED STATEMENTS OF OPERATIONS
                               [Unaudited]

                                    Six Months Ended         Three Months Ended
                                        June 30,                 June 30,
                                        --------                 --------
                                   2007          2006         2007         2006
                                -----------  -----------  -----------  -----------

Revenues                        $       --   $       --   $       --   $       --
                                -----------  -----------  -----------  -----------
Operating Expenses:
 Administrative expenses           157,530      139,095       87,947       68,781
 Depreciation and amortization       4,554        2,277        2,277        1,139
 Interest expense                1,293,276    1,289,256      646,897	  644,872
                                -----------  -----------  -----------  -----------
   Total operating expenses      1,455,360    1,430,628	     737,121      714,792
                                -----------  -----------  -----------  -----------

Net loss                       $(1,455,360) $(1,430,628) $  (737,121) $  (714,792)
                                ===========  ===========  ===========  ===========
Net loss per common share -
basic and fully-diluted 	  $  (0.02)    $  (0.02)    $  (0.01)    $  (0.01)
                                ===========  ===========  ===========  ===========
Weighted average number of
common shares outstanding -
basic and fully-diluted	        69,870,517   69,870,517   69,870,517   69,870,517
                                ===========  ===========  ===========  ===========

               See notes to condensed financial statements.

	            AMERICAN BUSINESS CORPORATION
             CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT


	         Preferred Stock		            Additional		      Total
	         Series A - E	        Common Stock	    Paid-in	Accumulated   Stockholders'
	         Shares     Amount   Shares       Amount    Capital	Deficit	      Deficit

                 ---------  -------  ----------   -------   ----------  ------------  -----------

Balance,
December 31,
2006              545,250  $135,076  69,870,517  $ 69,870  $14,872,987 $(49,891,284) $(34,813,351)

(unaudited)

Net loss - six
months ended
June 30, 2007           -         -           -         -            -	 (1,455,360)   (1,455,360)
                 ---------  -------  ----------   -------   ----------  ------------  -----------
Balance,
June 30, 2007     545,250  $135,076  69,870,517  $ 69,870  $14,872,987 $(51,346,644) $(36,268,711)
                 =========  =======  ==========   =======   ==========  ============  ===========


              See notes to condensed financial statements.

                    AMERICAN BUSINESS CORPORATION
                       STATEMENTS OF CASH FLOWS
                              [Unaudited]

                                             Six Months Ended June 30,
                                             ------------------------
                                                2007           2006
                                           -------------  -------------

Cash flows from operating activities -
  Net loss                                 $ (1,455,360)  $ (1,430,628)
Adjustments to reconcile net loss to net
 cash used by operating activities
  Depreciation and amortization expense           4,554          2,277
  Increase (decrease) in accrued expenses            --       (286,188)
  Increase (decrease) in estimated liability
   for claims and litigation                         --        286,188
  Increase in accrued interest                  436,254        436,254
  Increase in accrued penalties and premium on
   redeemable Preferred Stock	                787,500        787,500
                                           -------------  -------------
Net cash used by operating activities          (227,052)      (204,597)
                                           -------------  -------------
Cash flows from financing activities
 Net proceeds from related parties              226,489        204,597
                                           -------------  -------------
Net cash provided by financing activities       226,489        204,597
                                           -------------  -------------
Net change in cash                                 (563)            --
Cash at beginning of period                       1,263            649
                                           -------------  -------------
Cash at end of period                      $        700	  $        649
                                           =============  =============

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The Registrant's operating results for the three and six months ended June 30, 2007, and 2006 are not necessarily indicative of the results that may be expected for the years ended December 31, 2007, and 2006. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and notes thereto of the Registrant included in its Form 10-KSB for the period ended December 31, 2006

Note 2 - Estimates

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

In addition to the foregoing interest, effective December 31, 2005, Midwest acquired the 6% Secured Convertible Note formerly owned by Brentwood Capital Corp. The amount including accrued interest due under the note at June 30, 2007 is $2,369,669, which may be converted into common stock at the rate of $0.01 per share. If Midwest converted that note into its common share equivalent at June 30, 2007, Midwest's ownership of the Company would increase to 83.5%.

In connection with its ongoing support of the Registrant's efforts to reorganize, Midwest has advanced an aggregate of $4,911,822 to fund its
activities through and including the end of this fiscal quarter.   At
June 30, 2007, the indebtedness to Midwest was as follows:

        6% Secured Convertible Note           $2,369,669
        Working capital advances               2,542,153
                                              ----------
                                              $4,911,822
                                              ==========

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

Note 6 - Series B, D and E Preferred Stock

Pursuant to the provisions of their respective indentures, the Series B, D and E Preferred Stock are entitled to receive a redemption premium of 12% annually. The provisions of the Series B, D and E Preferred Stock also allow the holders to redeem their shares upon the occurrence of certain events including the Registrant's inability to issue free trading common stock to such holders because the shares have not been registered under the Securities Act. During such periods of non-compliance, the Series B, D and E Preferred indentures entitle their holders to specified penalties. As the effectiveness of a registration statement under the Securities Act is outside of Registrant's control, the Series B, D and E Preferred Stock, together with accrued premium and penalties, have been classified on the Registrant's balance sheet at June 30, 2007 and December 31, 2006, as a liability.

Note 7 - Going Concern

The Registrant's condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Registrant had negative working capital at June 30, 2007, of $(36,270,988). In addition, the Registrant has incurred an accumulated deficit of $(51,346,644) through June 30, 2007. The Registrant is dependent upon the efforts of Midwest to fund its continued survival. The Registrant's ability to continue to receive this level of support from Midwest is uncertain. The condensed financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern (see Note 8).


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

On September 18, 2006, we responded to the Petition acknowledging that it was indebted to the Petitioners. However, the Company had been paying its creditors as agreed or was seeking an agreeable basis for payment with remaining creditors. To that extent, the Company requested that the Bankruptcy Court supervision sought by Petitioners be pursuant to Chapter 11 instead of Chapter 7 of the Bankruptcy Code. On October 30, 2006, the Bankruptcy Court approved our request.

We have developed a plan of reorganization that we outlined in a disclosure document, the mailing of which was approved by the Bankruptcy
Court on July 10, 2007.   We will be offering a plan to creditors during
the sixty days ended September 8, 2007 which we believe supports our mission to identify and combine with a profitable, privately owned business. The Company continues to have no reason to believe that Midwest's participation in the involuntary petition precludes its continued support of our efforts.

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

In connection with resolving its affairs, the Company has quantified its remaining liability for claims and litigation arising from its failed transportation business to approximate $1,874,845 at June 30, 2007. The adequacy of this liability is reviewed quarterly by management. As a result of the Company's pending bankruptcy proceedings, any remaining claims will be dealt with in an orderly fashion under court supervision (see Note 8).

Off-Balance Sheet Arrangements

During the six ended June 30, 2007, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Forward Looking Statements

The following discussion contains forward-looking statements regarding the Registrant, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Registrant's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, the Registrant"s ability to resolve the affairs of its creditors and other investors; or to locate and thereafter negotiate and consummate a business combination with a profitable privately owned company.

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

Discussion and Analysis of the Six Months Ended June 30, 2007 and 2006:

Revenue - As a direct result of the Registrant's inability to continue its failing freight transportation services beyond November 2000, the Registrant had no revenues during either the six months ended June 30, 2007 ("6M7") or the six months ended June 30, 2006 ("6M6"). The Registrant continues working through the resolution of its outstanding indebtedness, claims and litigation.

Expenses and Income Taxes - Operating expenses for 6M7 were $1,455,360 compared to $1,430,628 for 6M6. This level of expenses is consistent with the Registrant's strategy of redirecting its focus toward becoming a candidate to acquire or merge with a profitable, privately-held business operation. Accordingly, the Registrant's recurring administrative expenses include: (i) accrued interest on its defaulted notes and accrued premium and penalties relating to its Series B, D and E preferred stock, (ii) professional fees (legal and accounting) and management fees associated with resolution of the Registrant's affairs with its former creditors and investors, maintenance of reporting requirements and good standing, (iii) ancillary expenses, and (iv) minimum franchise taxes.

Net Loss - As a result of the foregoing, the Registrant experienced a net loss of $(1,455,360) for 6M7 compared to a net loss of $(1,430,628) for 6M6. When related to the weighted average number of common shares outstanding during each period, per share results were a net loss of $(0.02) for both periods.

Discussion and Analysis of the Three Months Ended June 30, 2007 and 2006

Revenue - As a direct result of the Registrant's inability to continue its failing freight transportation services beyond November 2000, the Registrant had no revenues during either the three months ended June 30, 2007 ("2Q7") or the three months ended June 30, 2006 ("2Q6"). The Registrant continues working through the resolution of its outstanding indebtedness, claims and litigation.

Expenses and Income Taxes - Operating expenses for 2Q7 were $737,121 compared to $714,792 for 2Q6. This level of expenses is consistent with the Registrant's strategy of redirecting its focus toward becoming a candidate to acquire or merge with a profitable, privately-held business operation. Accordingly, the Registrant's recurring administrative expenses include: (i) accrued interest on its defaulted notes and accrued premium and penalties relating to its Series B, D and E preferred stock, (ii) professional fees (legal and accounting) and management fees associated with resolution of the Registrant's affairs with its former creditors and investors, maintenance of reporting requirements and good standing, (iii) ancillary expenses, and (iv) minimum franchise taxes.

Net Loss - As a result of the foregoing, the Registrant experienced a net loss of $(737,121) for 2Q7 compared to a net loss of $(714,792) for 2Q6. When related to the weighted average number of common shares outstanding during each period, per share results were a net loss of $(0.01) for both periods.

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

Nonetheless, Midwest has advanced the Registrant $4,911,822 through June 30, 2007, of which $122,705 (inclusive of $35,020 accrued interest during 2Q7) evidences its continued support during the current three month period.

Item 3.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of June 30, 2007, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. Based upon this evaluation, the CEO and CFO has concluded that as of June 30, 2007, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

American Business Corporation

By:   /s/  Anthony R. Russo
   ---------------------------
Chief Executive Officer, and
Chief Financial Officer


Dated:  August  23, 2007

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

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

        a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registran's ability to record, process, summarize and report financial information; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Dated:  August 23, 2007

/s/     Anthony R. Russo
--------------------------
Chief Executive Officer
and Chief Financial Officer

                              EXHIBIT 32.1

                     AMERICAN BUSINESS CORPORATION

                 CERTIFICATION PURSUANT TO SECTION 906
                   OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of American Business Corporation on Form 10-QSB for the quarterly period ended June 30, 2007, as filed with the Securities and Exchange Commission on August 23, 2007 (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of American Business Corporation.

Date:  August 23, 2007


/s/     Anthony R. Russo
-------------------------
Chief Executive Officer
and Chief Financial Officer