Form 10QSB
period 2007-09-30
AMERICAN BUSINESS CORP
filed 2007-11-15
CIK 820408

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                 Form 10-QSB

(Mark One)
[ X ] Quarterly report under section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the quarterly period ended:     September 30, 2007

[   ] Transition report under section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from       to       .
                                                          ------   ------

                          Commission File No:  33-9640-LA

                           AMERICAN BUSINESS CORPORATION
                           -----------------------------
                      (Name of small business in its charter)

                   Colorado                        90-0249312
                ---------------                ----------------
(State or other jurisdiction of incorporation)(IRS Employer Id. No.)

                   11921 Brinley Avenue, Louisville, KY  40243
                   -------------------------------------------
                (Address of Principal Office including Zip Code)

                    Issuer's telephone Number:  (502) 410-6900
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

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ( )No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  Common Stock, $.001 par value, 69,870,517 shares at September 30, 2007
                                 ----------
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

                      AMERICAN BUSINESS CORPORATION
            FORM 10-QSB  -  QUARTER ENDED SEPTEMBER 30, 2007
                                  INDEX
                        																		             Page

                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................2
         Condensed Balance Sheets at September 30, 2007 (unaudited) and
          December 31, 2006...............................................3
         Condensed Statements of Operations for the Nine Months and
          Three Months Ended September 30, 2007 and 2006 (unaudited)......4
         Condensed Statement of Stockholders' Deficit for the Nine
          Months and Three Months Ended September 30, 2007 (unaudited)....5
         Condensed Statements of Cash Flows for the Nine Months Ended
          September 30, 2007 and 2006 (unaudited).........................6
         Notes to Condensed Financial Statements..........................7

Item 2.	 Management's Discussion and Analysis or Plan of Operation........9

Item 3.  Controls and Procedures.........................................11

                        PART II - OTHER INFORMATION

Item 6.	 Exhibits........................................................12

                                SIGNATURES

         SIGNATURES......................................................12
         EXHIBITS.....................................................13-15

------------------------------

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed balance sheet of the Registrant as of September 30, 2007, the audited balance sheet at December 31, 2006, and the unaudited condensed statements of operations, stockholders' deficit, and cash flows for the nine month and three month periods ended September 30, 2007 and 2006 follow. The unaudited condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

                       AMERICAN BUSINESS CORPORATION
                         CONDENSED BALANCE SHEETS

                                             [unaudited]
                                            September 30,  December 31,
           Assets                               2007           2006
                                            -------------  ------------
Current assets -
   Cash	                                    $         700  $      1,263
                                            -------------  ------------
      Total current assets                            700         1,263
   Equipment, net	                               --         6,831
                                            -------------  ------------
      Total assets                          $         700  $      8,094
                                            =============  ============

      Liabilities and Stockholders' Deficit
Current liabilities
   Accrued expenses                         $     139,376  $    139,376
   Accrued interest                             5,960,760     5,306,379
   Due to related parties                       5,011,602     4,685,333
   Notes payable in default                     6,311,460     6,311,460
   Redeemable Series B,D and E Preferred
      Stock, including accrued premium and
      penalties of $12,435,302 and
      $11,254,052 in 2007 and 2006,
      respectively                             17,685,302    16,504,052
   Estimated liabilities for claims and
      litigation                                1,874,845     1,874,845
                                            -------------  ------------
      Total current liabilities	               36,983,345    34,821,445
                                            -------------  ------------

Stockholders' deficit
   Preferred stock, no par value; 10,000,000
      shares authorized, 545,250 shares of
      Series A through E issued and
      outstanding in 2007 and 2006                135,076       135,076
   Common stock, par value $.001 per share;
      500,000,000 shares authorized,
      69,870,517 shares issued and
      outstanding in 2007 and 2006                 69,870	 69,870
   Additional paid-in capital                  14,872,987    14,872,987
   Accumulated deficit                        (52,060,578)  (49,891,284)
                                            -------------  ------------
      Total stockholders' deficit             (36,982,645)  (34,813,351)
                                            -------------  ------------
      Total liabilities and stockholders'
       deficit                              $         700  $      8,094
                                            =============  ============

               See notes to condensed financial statements.

                      AMERICAN BUSINESS CORPORATION
                    CONDENSED STATEMENTS OF OPERATIONS
                                [Unaudited]

                                    Nine Months Ended         Three Months Ended
                                      September 30,              September 30,
                                      -------------              -------------
                                   2007          2006        2007          2006
                                -----------  -----------  -----------  -----------
Revenues                        $         -  $         -  $         -  $         -
                                -----------  -----------  -----------  -----------
Operating Expenses:
  Administrative expenses           221,765      226,757       64,235       87,661
  Depreciation and amortization       6,831        3,415	2,277	     1,139
  Interest expense                1,940,698    1,934,623      647,422      645,367
                                -----------  -----------  -----------  -----------
    Total operating expenses      2,169,294    2,164,795      713,934      734,167
                                -----------  -----------  -----------  -----------
Net loss                        $(2,169,294) $(2,164,795) $  (713,934) $  (734,167)
                                ===========  ===========  ===========  ===========

Net loss per common share -
basic and fully-diluted          $  (0.03)    $  (0.03)    $  (0.01)    $  (0.01)
                                ===========  ===========  ===========  ===========

Weighted average number of
common shares outstanding -
basic and fully-diluted          69,870,517   69,870,517   69,870,517   69,870,517
                                ===========  ===========  ===========  ===========


                  See notes to condensed financial statements.

                        AMERICAN BUSINESS CORPORATION
                CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT



	         Preferred Stock		            Additional		      Total
	         Series A - E	        Common Stock	    Paid-in	Accumulated   Stockholders'
	         Shares     Amount   Shares       Amount    Capital	Deficit	      Deficit

                 ---------  -------  ----------   -------   ----------  ------------  -----------

Balance,
December 31,
2006               545,250 $135,076  69,870,517   $69,870  $14,872,987 $(49,891,284) $(34,813,351)

(unaudited)


Net loss, nine
months ended
September 30,
2007                     -        -           -         -            -   (2,169,294)   (2,169,294)
                 ---------  -------  ----------   -------   ----------  ------------  -----------

Balance,
September 30,
2007               545,250 $135,076  69,870,517   $69,870  $14,872,987 $(52,060,578) $(36,982,645)
                 =========  =======  ==========   =======   ==========  ============  ===========


               See notes to condensed financial statements.

                           AMERICAN BUSINESS CORPORATION
                             STATEMENTS OF CASH FLOWS
                                   [Unaudited]

                                                  Nine Months Ended
                                                    September 30,
                                                  -----------------
                                                2007	       2006
                                            -------------  ------------
Cash flows from operating activities -
   Net loss                                 $  (2,169,294) $ (2,164,795)
Adjustments to reconcile net loss to net
  cash used by operating activities
   Depreciation and amortization expense            6,831         3,415
   Increase (decrease) in accrued expenses             --      (286,188)
   Increase (decrease) in estimated liability
     for claims and litigation	                       --       286,188
   Increase in accrued interest                   654,381       654,381
   Increase in accrued penalties and premium
     on redeemable Preferred Stock              1,181,250     1,181,250
                                            -------------  ------------
Net cash used by operating activities            (326,832)     (325,749)
                                            -------------  ------------
Cash flows from financing activities
Net proceeds from related parties                 326,269       325,749
                                            -------------  ------------
Net cash provided by financing activities         326,269       325,749
                                            -------------  ------------
Net change in cash                                   (563)           --
Cash at beginning of period                         1,263           649
                                            -------------  ------------
Cash at end of period                       $         700  $        649
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The Registrant's operating results for the nine months ended September 30, 2007, and 2006 are not necessarily indicative of the results that may be expected for the years ended December 31, 2007, and 2006. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and notes thereto of the Registrant included in its Form 10-KSB for the year ended December 31, 2006

Note 2 - Estimates

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

Note 3 - Related Party Transactions

As previously reported, and by virtue of beneficial ownership of:
(i) 11,689,729 shares of the Company's common stock, (ii) 900,000 common shares issuable upon conversion of outstanding shares of Series A Convertible preferred stock, and (iii) 45,000,000 common share voting equivalents attributable to outstanding shares of Series C preferred stock, or 49.7% of the Registrant's voting securities, the Registrant may be deemed to be controlled by Midwest Merger Management, LLC, a Kentucky limited liability company and its affiliates ("Midwest").

In addition to the foregoing interest, effective December 31, 2005, Midwest acquired the 6% Secured Convertible Note formerly owned by Brentwood Capital Corp. The amount including accrued interest due under the note at September 30, 2007 is $2,405,214, which may be converted into common stock at the rate of $0.01 per share. If Midwest converted that note into its common share equivalent at September 30, 2007, Midwest's ownership of the Company would increase to 83.6%.

In connection with its ongoing support of the Registrant's efforts to reorganize, Midwest has advanced an aggregate of $2,606,388 (without regard to the above-mentioned Secured Convertible Note purchased from Brentwood Capital Corp.) to fund its activities through and including the
end of this fiscal quarter.   At September 30, 2007, the indebtedness to
Midwest was as follows:

    Direct working capital advanced           $  2,606,388
    6% Secured Convertible Note purchased
      from Brentwood Capital Corp.               2,405,214
                                              ------------
                                              $  5,011,602
                                              ============

The Registrant intends to settle its aggregate obligations to Midwest in the course of its planned reorganization with a profitable privately owned business (see Note 8).

Note 4 - Per Share Results

The common share equivalents associated with the Registrant's issued and outstanding convertible notes and Preferred Stock were not included in computing per share results as their effects were anti-dilutive.

Note 5 - Income Taxes (Benefits)

At December 31, 2006, the Registrant had available approximately $37,600,000 of net operating loss carry-forwards, which expire between December 31, 2008 and December 31, 2023, that may be used to reduce future taxable income. Federal income tax regulations require the Company's continued compliance with change in control and other guidelines which, if not met, may significantly reduce the Company's ability to utilize its loss carry-forward.

Note 6 - Series B, D and E Preferred Stock

Pursuant to the provisions of their respective indentures, the Series B, D and E Preferred Stock are entitled to receive a redemption premium of 12% annually. The provisions of the Series B, D and E Preferred Stock also allow the holders to redeem their shares upon the occurrence of certain events including the Registrant's inability to issue free trading common stock to such holders because the shares have not been registered under the Securities Act. During such periods of non-compliance, the Series B, D and E Preferred indentures entitle their holders to specified penalties. As the effectiveness of a registration statement under the Securities Act is outside of Registrant's control, the Series B, D and E Preferred Stock, together with accrued premium and penalties, have been classified on the Registrant's balance sheet at September 30, 2007 and December 31, 2006, as a liability.

Note 7 - Going Concern

The Registrant's condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Registrant had negative working capital at September 30, 2007, of $(36,982,645). In addition, the Registrant has incurred an accumulated deficit of $(52,060,578) through September 30, 2007. The Registrant is dependent upon the efforts of Midwest to fund its continued survival. The Registrant's ability to continue to receive this level of support from Midwest is uncertain. The condensed financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern (see Note 8).

Note 8 - Bankruptcy Proceedings

On August 28, 2006 the Company was served with notice that three of its creditors filed an Involuntary Petition for relief under Chapter 7 of the U.S. Bankruptcy Code in the United States Court for the Western District of Kentucky in Louisville, KY (Case Number 06-32184), and that it had 20 days to examine the veracity of the claims of the petitioners, of which one was Midwest, and respond before the Bankruptcy Court.

On September 18, 2006, the Company responded to the Bankruptcy Court acknowledging that it was indebted to the Petitioners, however, that it had been paying its creditors as agreed or seeking an agreeable basis for payment with them. To that extent, the Company requested that the Bankruptcy Court supervision sought by Petitioners be pursuant to Chapter 11 instead of Chapter 7 of the Bankruptcy Code, which the Court approved on October 30, 2006.

On July 10, 2007 the Bankruptcy Court approved the mailing of our plan of reorganization to creditors to vote upon within the sixty day period ended September 8, 2007. The plan provides for the creation of a new common stock which would be issued on the following basis: 1) one new share for each dollar of indebtedness extinguished, 2) ten new shares for each share of preferred stock cancelled, and 3) one new share for each 100 shares of old common stock cancelled. On September 9, 2007, the Company advised the Bankruptcy Court that its plan had been accepted by creditors, and that subject to the court's confirmation of the Company's plan, Midwest had agreed to purchase 15,000,000 new common shares for $500,000 to fund its planned identification and combination with a profitable privately-held business.

The Company's plan was confirmed by the Bankruptcy Court on October 26, 2007. The terms of the Plan provide for the Company's creditors to receive one share of newly issued common stock (New Shares) for every dollar of allowed claim expunged, preferred shareholders to receive ten New Shares for each preferred share cancelled, and common shareholders to receive one New Share for every 100 common shares cancelled under the Plan. Following the distribution provided by the Plan, the Company's 69,870,517 common shares outstanding will have been replaced with approximately 25,000,000
New Shares.   The accompanying interim financial statements have not been adjusted to give effect, retroactively, to the Company's confirmed plan of reorganization.

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

In connection with resolving its affairs, the Company has quantified its remaining liability for claims and litigation arising from its failed transportation business to approximate $1,874,845 at September 30, 2007. The adequacy of this liability is reviewed quarterly by management. As a result of the Company's pending bankruptcy proceedings, any remaining claims will be dealt with in an orderly fashion under court supervision (see Note 8).

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2007, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital
expenditures or capital resources that is material to investors.   On
October 26, 2007 the court confirmed the Company's Plan of Arrangement which will improve the Company's future financial condition - see Note 8 to the Financial Statements.

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

Discussion and Analysis of the Nine Months Ended September 30, 2007 and
2006:

Revenue - As a direct result of the Registrant's inability to continue its failing freight transportation services beyond November 2000, the Registrant had no revenues during either the nine months ended September 30, 2007 ("9M7") or the nine months ended September 30, 2006 ("9M6"). The Registrant continues working through the resolution of its outstanding indebtedness, claims and litigation.

Expenses and Income Taxes - Expenses for 9M7 were $2,169,294 compared to $2,164,795 for 9M6. This level of expenses is consistent with the Registrant's strategy of redirecting its focus toward becoming a candidate to acquire or merge with a profitable, privately-held business operation. Accordingly, the Registrant's expenses include: (i) accrued interest on its defaulted notes and accrued premium and penalties relating to its Series B, D and E preferred stock, (ii) professional fees (legal and accounting) and management fees associated with resolution of the Registrant's affairs with its former creditors and investors, maintenance of reporting requirements and good standing, (iii) ancillary expenses, and (iv) minimum franchise taxes.

Net Loss - As a result of the foregoing, the Registrant experienced a net loss of $(2,169,294) for 9M7 compared to a net loss of $(2,164,795) for 9M6. When related to the weighted average number of common shares outstanding during each period, per share results were a net loss of $(0.03) for both periods.

Discussion and Analysis of the Three Months Ended September 30, 2007 and
2006:

Revenue - As a direct result of the Registrant's inability to continue its failing freight transportation services beyond November 2000, the Registrant had no revenues during either the three months ended September 30, 2007 ("3Q7") or the three months ended September 30, 2006 ("3Q6"). The Registrant continues working through the resolution of its outstanding indebtedness, claims and litigation.

Expenses and Income Taxes - Expenses for 3Q7 were $713,934 compared to $734,167 for 3Q6. This level of expenses is consistent with the Registrant's strategy of redirecting its focus toward becoming a candidate to acquire or merge with a profitable, privately-held business operation. Accordingly, the Registrant's expenses include: (i) accrued interest on its defaulted notes and accrued premium and penalties relating to its Series B, D and E preferred stock, (ii) professional fees (legal and accounting) and management fees associated with resolution of the Registrant's affairs with its former creditors and investors, maintenance of reporting requirements and good standing, (iii) ancillary expenses, and (iv) minimum franchise taxes.

Net Loss - As a result of the foregoing, the Registrant experienced a net loss of $(713,934) for 3Q7 compared to a net loss of $(734,167) for 3Q6. When related to the weighted average number of common shares outstanding during each period, per share results were a net loss of $(0.01) for both periods.

Liquidity and Capital Resources

The Registrant is entirely dependent upon: (i) Midwest providing it with certain advisory services in connection with resolution of its affairs;
(ii) Midwest's willingness to provide the Registrant with certain office and administrative facilities; and (iii) the Registrant's successful implementation of a business combination with a profitable operating company. There can be no assurances that Midwest will be successful in resolving the Registrant's affairs, or that their combined efforts will lead to a successful business combination. Nonetheless, Midwest has directly advanced the Registrant $2,606,388 through September 30, 2007, of which $99,780 (inclusive of $35,545 accrued interest on the purchased 6% Secured Convertible Note during 3Q7) evidences its continued support during the current period.

Item 3.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of September 30, 2007, as required by paragraph
(b) of Exchange Act Rules 13a-15 or 15d-15.   Based upon this evaluation,
the CEO and CFO has concluded that as of June 30, 2007, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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


Dated:  November 15, 2007

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


Dated:  November 15, 2007

/s/     Anthony R. Russo
      ----------------------
Chief Executive Officer
and Chief Financial Officer

                                  EXHIBIT 32.1

                         AMERICAN BUSINESS CORPORATION

                     CERTIFICATION PURSUANT TO SECTION 906
                       OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Quarterly Report of American Business Corporation on Form 10-QSB for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 15, 2007 (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of American Business Corporation.

Date:  November 15, 2007


/s/     Anthony R. Russo
    ----------------------
Chief Executive Officer
and Chief Financial Officer